Form 10-Q
period 1996-06-30
UTI ENERGY CORP
filed 1996-08-08
CIK 912899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

        Quarterly report pursuant to section 13 or 15(d) of the Securities |X| Exchange Act of 1934 for the quarterly period ended June 30, 1996.
                                                            --------------


        Transition report pursuant to section 13 or 15(d) of the
|_| Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission File Number 1-12542

                                UTI ENERGY CORP.
                                ----------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       23-2037823
           --------                                       ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
        incorporation)

                Suite 112
          485 Devon Park Drive
           Wayne, Pennsylvania                                        19087
           -------------------                                        -----
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)       (610) 971-9600
                                                        -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   _X_                  No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each class of issuer's classes of common stock, as of the latest practicable date. 3,466,222 shares of Common Stock at August 5, 1996.

                                      INDEX

                                                                                       Page
                                                                                        No.
                                                                                        ---


Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet at June 30, 1996 and
                    December 31, 1995...............................................   3 - 4

                  Condensed Consolidated Statement of Operations
                    Three and Six Months ended June 30, 1996 and 1995...............       5

                  Condensed Consolidated Statement of Cash Flows for the
                    Six Months ended June 30, 1996 and 1995.........................       6

                  Notes to Condensed Consolidated Financial Statements..............       7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...................   8 - 9

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8 - K................................       9

         Signatures.................................................................      10


PART I. FINANCIAL INFORMATION

 Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                UTI Energy Corp.

                      Condensed Consolidated Balance Sheets


                                                               June 30,          December 31,
                                                                 1996                1995
                                                                 ----                ----
                                                              (Unaudited)           (Note)
                                                            (in thousands, except share data)

Assets
Current assets:
 Cash                                                       $  1,691               $  2,273
 Accounts receivable--net of allowance for doubtful
  accounts of $195 in 1996 and $193 in 1995                   12,174                  9,370
 Other receivables                                             1,802                  2,304
 Materials and supplies                                          811                    735
 Mineral rights held for resale                                  162                     68
 Prepaid expenses                                              1,057                    751
                                                             -------                -------
Total current assets                                          17,697                 15,501


Property and equipment:
 Land                                                            775                    775
 Buildings and improvements                                    1,781                  1,792
 Machinery and equipment                                      34,410                 33,504
 Oil and gas working interests                                 1,680                  1,690
 Construction in process                                       1,026                    292
                                                             -------                -------
                                                              39,672                 38,053
Less:  Accumulated depreciation and amortization              21,892                 20,269
                                                             -------                -------
                                                              17,780                 17,784

Deferred tax asset                                               505                    602

Other assets                                                     131                    279
                                                             -------                -------
                                                             $36,113                $34,166
                                                             =======                =======


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See note to condensed consolidated financial statements.

                                                  June 30,          December 31,
                                                    1996               1995
                                                    ----               ----
                                                 (Unaudited)           (Note)
                                               (in thousands, except share data)
Liabilities, redeemable preferred stock,
 and common shareholders' equity
Current liabilities:
 Accounts payable                                 $  4,876           $  4,244
 Accrued expenses                                    1,969              1,889
 Accrued payroll costs                               1,918              1,399
 Current portion of long-term debt                   2,484              2,542
                                                   --------           -------
Total current liabilities                           11,247             10,074

Long-term debt                                       7,753              8,701
Deferred taxes                                          51                 51
Other long-term liabilities                            350                350

Common shareholders' equity:
 Common Stock, $.001 par value,
 10,000,000 shares authorized --
 issued and outstanding 3,466,222 shares                 3                  3
 Additional capital                                 15,095             15,095
 Retained earnings                                   1,745                 63
 Restricted stock plan unearned compensation          (131)              (171)
                                                   --------           -------
Total common shareholders' equity                   16,712             14,990
                                                   --------           -------
                                                   $36,113            $34,166
                                                   ========           =======




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See note to condensed consolidated financial statements.

                                UTI Energy Corp.

           Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands, except share data)

                                                                   Three Months Ended                    Six Months Ended
                                                                       June 30,                               June 30,
                                                               1996              1995                   1996             1995
                                                               ----              ----                   ----             ----

Revenues:
 Oil field service                                           $ 19,586          $  5,962              $  39,906        $  14,800
 Other                                                             73                81                    159              158
                                                            ---------         ----------             ----------       ----------
                                                               19,659             6,043                 40,065           14,958

Costs and expenses:
 Cost of sales:
  Oil field service                                            16,107             5,226                 32,645           12,386
  Other                                                            26               -                       57              -
 Selling, general and administrative                            1,774             1,125                  3,447            2,340
 Depreciation and amortization                                  1,006               558                  1,979            1,113
                                                            ---------         ----------             ----------       ----------
                                                               18,913             6,909                 38,128           15,839
                                                            ---------         ----------             ----------       ----------

Operating income (loss)                                           746              (866)                 1,937             (881)
Other income                                                      107                20                    854              157
Interest expense                                                  209                30                    432               82
                                                            ---------         ----------             ----------       ----------
Income from continuing operations                                 644              (876)                 2,359             (806)
 before income taxes
Income taxes (benefit)                                            163              (209)                   678             (193)
                                                            ---------         ----------             ----------       ----------
Income (loss) from continuing operations                          481              (667)                 1,681             (613)

Loss from discontinued operations (less                            -                (15)                    -               (65)
 applicable tax benefit of $5, $20)
Net income (Loss)                                           $     481         $    (682)             $   1,681        $    (678)
                                                            ==========        ==========             ==========       ==========

Earnings (loss) per common share
 Continuing operations                                      $    0.13         $   (0.21)             $    0.46        $   (0.19)
 Discontinued operations                                         0.00              0.00                   0.00            (0.02)
                                                            ---------         ----------             ----------       ----------

Earnings (loss) per common share                            $    0.13         $   (0.21)             $    0.46        $   (0.21)
                                                            ==========        ==========             ==========       ==========

Average common shares outstanding:
 Primary                                                    3,768,627         3,244,000              3,617,425        3,244,000
                                                            ==========        ==========             ==========       ==========
 Fully diluted                                              3,792,969         3,244,000              3,629,396        3,244,000
                                                            ==========        ==========             ==========       ==========



See note to condensed consolidated financial statements.

                                UTI Energy Corp.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                     Six Months ended June 30,
                                                        1996         1995
                                                        ----         ----


Operating activities
Income (loss) from continuing operations               $ 1,681    $  (613)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                          1,979      1,113
  Deferred income taxes (credit)                            97        (19)
  (Recovery) provision for bad debts                        17        (60)
  Gain on disposal of fixed assets                         (38)       (81)
  Changes in operating assets and liabilities:
   Accounts receivable and prepaids                     (2,624)      (127)
   Inventories and mineral rights held for resale         (171)       (18)
   Accounts payable, accrued expenses, and
    customer deposits                                    1,233     (1,297)
   Other                                                   162         61
                                                       -------    -------
Net cash (used in) provided by continuing operations     2,336     (1,041)
Net cash (used in) discontinued operations                --         (641)
                                                       -------    -------
Net cash (used in) provided by operating activities      2,336     (1,682)

Investing activities
Purchase of property and equipment                      (2,074)      (574)
Proceeds from sale of property and equipment               163         77
                                                       -------    -------
Net cash used in investing activities                   (1,911)      (497)

Financing activities
Long-term debt borrowed                                     34         90
Long-term debt repaid                                   (1,041)      (726)
                                                       -------    -------
Net cash used in financing activities                   (1,007)      (636)
                                                       -------    -------
Decrease in cash and cash equivalents                     (582)    (2,815)
Cash and cash equivalents at beginning of year           2,273      3,785
                                                       -------    -------
Cash and cash equivalents at end of quarter            $ 1,691    $   970
                                                       =======    =======






See note to condensed consolidated financial statements

                                UTI Energy Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996




   1.  Interim Financial Statements

         The accompanying unaudited consolidated financial statements at June 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes hereto included in the Company's Annual Report on Form 10
         - K for the year ended December 31, 1995.

   2.  Acquisitions
         Effective November 1, 1995, the Company purchased all of the capital stock of FWA Drilling Company, Inc. (FWA) for $14,000,000 in cash. FWA is engaged in contract drilling in Texas. The acquisition was accounted for using the purchase method and FWA's operating results since November 1, 1995 have been consolidated with the operating results of the Company. The estimated fair market value of the assets acquired exceeded the purchase price by $4.9 million, which reduced long-term assets acquired.

         The following pro forma operating results assume FWA had been acquired as of the beginning of each fiscal year:

                                  Three Months       Three Months          Six Months        Six Months
                                       Ended              Ended               Ended             Ended
                                  June 30, 1996      June 30, 1995        June 30, 1996     June 30, 1995
                                  -------------      -------------        -------------     -------------

  Revenue                            $19,659            $17,173               $40,065          $36,134
                                     ========           ========              ========         ========
  Net income                         $   481            $  (122)              $ 1,681          $   366
                                     ========           ========              ========         ========
  Earnings per share                 $  0.13            $ (0.04)              $  0.46          $   0.11
  from continuing operations         ========           ========              ========         ========



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Three Months Ended June 30, 1996 and 1995

     REVENUES: Revenues increased 225.3% to $19.7 million in 1996 from $6.0 million in 1995. The increase was due to the acquisition of FWA and a 73.6% increase in the revenues of the Company's other oil field service operations. Contract drilling operating days increased 1,983 to 2,531 in the second quarter of 1996. Revenue per contract drilling operating day decreased 9.4% primarily due to contract mix. Pressure pumping jobs increased 0.2% and revenue per job increased 21.0%. The increase in revenue per job was primarily due to a shift in mix toward stimulation jobs, which generate more revenue per job than do cement jobs.

     The average number of drilling rigs active in the United States was 759 during the second quarter of 1996. This is a 12.4% increase from the second quarter of 1995.

     GROSS PROFIT: Gross profit increased 331.6% to $3.5 million in the second quarter of 1996 compared to $0.8 million for the same period in 1995. The increase was due to the acquisition of FWA and a 130.0% increase in gross profit in the Company's other oil field service operations. Gross profit as a percentage of sales increased from 13.5% in the second quarter of 1995 to 17.7% for the same period in 1996 because the FWA acquisition reduced the impact on consolidated results of the company's Appalachian operations which are adversely affected by the seasonal slow down in the Appalachian Basin during the second quarter.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased $448,000 due to the acquisition of FWA.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general, and administrative expenses increased $649,000 primarily due to the acquisition of FWA and higher performance based bonus accruals.

     OTHER INCOME: Other income increased $87,000.

     INTEREST EXPENSE: Interest expense increased $179,000 primarily due to interest on the term debt associated with the FWA acquisition.

     NET INCOME: Net income for the second quarter of 1996 was $481,000 compared to a loss of $667,000 for the same period in 1995.


Comparison of Six Months Ended June 30, 1996 and 1995

     REVENUES: Revenues increased $25.1 million, or 167.8%, from $15.0 million for the first six months of 1995 to $40.1 million for the same period in 1996 due to the FWA acquisition and a 30.2% increase in revenue in the company's other oil field service operations. Contract drilling operating days increased 219.7% to 4,923. Revenue per contract drilling operating day increased 8.5% due to a change of mix and firmer prices. Pressure pumping jobs increased 2.7% and revenue per pressure pumping job increased 11.5% primarily due to a change in mix toward stimulation jobs.

     The average number of drilling rigs active in the United States increased 6.1% to 734 for the first six months of 1996.

     GROSS PROFIT: Gross profit increased 186.3% to $7.4 million in 1996 from $2.6 million in 1995 due to the acquisition of FWA and a 48.0% increase in gross profit at the company's other oil field service operations. Gross margin as a percentage of sales increased to 18.4% for the first six months of 1996 compared to 16.3% for the same period in 1995.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased $886,000 due to the FWA acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased $1.1 million as a result of the FWA acquisition and higher performance based bonus accruals.

     OTHER INCOME: Other income increased $697,000 primarily due to a favorable resolution of a dispute with the United States government over mineral rights owned by the company in Southeast New Mexico.

     INTEREST EXPENSE: Interest expense increased $350,000 due to interest on the term debt associated with the FWA acquisition.

     NET INCOME: Net income was $1.7 million for the first six months of 1996 compared to a loss of $613,000 for the same period in 1995.

     LIQUIDITY AND CAPITAL RESOURCES: The Company's net working capital was $6.5 million at June 30, 1996 compared to $5.4 million at December 31, 1995. Accounts receivable increased $2.8 million, prepaid expenses $306,000 and accounts payable $632,000, all primarily due to the FWA acquisition.

     Capital expenditures for the quarter ended June 30, 1996 were $2.1 million. The Company expects capital expenditures to be approximately $4.0 million in 1996.

     Management believes its cash balance, internally generated cash, and its credit facility will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months assuming that working capital and capital expenditure requirements are of a nature and magnitude consistent with the Company's past experience.


Part II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) No exhibits are filed as part of this report on Form 10-Q.

        (B) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                UTI ENERGY CORP.
                                           ----------------------------
                                                  (REGISTRANT)





Date:  August 8, 1996
                                          /s/ VAUGHN E. DRUM
                                          ------------------------------
                                          Vaughn E. Drum, President and Chief
                                          Executive Officer