Form 10-Q
period 1996-09-30
UTI ENERGY CORP
filed 1996-11-14
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.
                                                           ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______.

Commission File Number 1-12542


                              UTI ENERGY CORP.
                           ----------------------
           (Exact name of registrant as specified in its charter)


                   Delaware                                     23-2037823
                   --------                                     ----------
         (State or other jurisdiction                        (I.R.S. Employer
               of incorporation)                            Identification No.)

                  Suite 112
             485 Devon Park Drive
             Wayne, Pennsylvania                                  19087
             -------------------                                  -----
   (Address of principal executive offices)                     (Zip Code)

                               (610) 971-9600
                            ---------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                      No
                          ---                         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each class of issuer's classes of common stock, as of the latest practicable date. 3,446,222 shares of Common
                                                  --------------------------
Stock at November 5, 1996.
--------------------------

                                     INDEX


                                                                                                         Page No.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Operations
         Three and Nine Months ended September 30, 1996 and 1995    . . . . . . . . . . . . . . . . .      3

Condensed Consolidated Balance Sheet at September 30, 1996 and
         December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

Condensed Consolidated Statement of Cash Flows for the
         Nine Months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .      5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 4.  Submission of Matters to a vote of Security Holders  . . . . . . . . . . . . . . . . . . . .     11

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI Energy Corp.

           Condensed Consolidated Statement of Operations (Unaudited)
                       (in thousands, except share data)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30                      September 30
                                                       1996          1995                1996          1995
                                                     ----------------------            ----------------------
 Revenues:
   Oil field service                                 $ 26,204       $ 9,922            $ 66,110      $ 24,722
   Other                                                   65            56                 224           214
                                                     --------       -------            --------      --------
                                                       26,269         9,978              66,334        24,936
 Cash and expenses:
   Cost of sales:
     Oil field service                                 20,566         7,694              53,211        20,080
     Other                                                278            50                 335            50
 Selling, general and administrative                    1,900         1,220               5,347         3,560
 Depreciation and amortization                          1,087           580               3,066         1,693
                                                     --------       -------            --------      --------
                                                       23,831         9,544              61,959        25,383
                                                     --------       -------            --------      --------

 Operating income (loss)                                2,348           434               4,375         (447)
 Other income                                             166            32               1,020           189
 Interest expense                                         284            32                 716           114
                                                     --------       -------            --------      --------
 Income (loss) from continuing operations
  before taxes                                          2,320           434               4,679         (372)
 Income taxes (benefit                                    710           139               1,388          (54)
                                                     --------       -------            --------      --------
 Income (loss) from continuing operations               1,610           295               3,291         (318)
 Income from discontinued operations
  (less applicable income taxes of $34
  and $14, respectively)                                                103                                38
 Loss on disposal of discontinued operations
  (less applicable tax benefit of $129)
 Net income (loss)                                                    (361)                             (361)
                                                     --------      --------            --------      --------
                                                     $  1,610      $     37            $  3,291      $  (641)
                                                     ========      ========            ========      ========

 Earnings (loss) per common share:
  Continuing operations                               $  0.41      $   0.09             $  0.89      $ (0.10)
  Discontinued operations                                   -          0.03                   -          0.01
  Loss on disposal of discontinued operations               -        (0.11)                   -        (0.11)
                                                      -------      --------             -------     ---------
                                                      $  0.41      $   0.01             $  0.89     $  (0.20)
                                                      =======      ========             =======     =========

 Average common shares outstanding:
  Primary                                           3,859,976     3,244,000           3,698,275     3,244,000
                                                    =========     =========           =========     =========
  Fully diluted                                     3,901,634     3,244,000           3,720,275     3,244,000
                                                    =========     =========           =========     =========

See notes to condensed consolidated financial statements.

                                UTI Energy Corp.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                      September 30,            December 31,
                                                                           1996                    1995
                                                                       ------------            ------------
                                                                       (Unaudited)                (Note)
 Assets
 Current assets:
   Cash                                                                   $   994                $ 2,273
   Accounts receivable--net of allowance for doubtful
   accounts of $207 in 1996 and $193 in 1995                               14,895                  9,370
   Other receivables                                                        1,646                  2,304
   Materials and supplies                                                     844                    735
   Mineral rights held for resale                                             198                     68
   Prepaid expenses                                                           349                    751
                                                                          -------                -------
 Total current assets                                                      18,926                 15,501

 Property and equipment:
  Land                                                                        775                    775
  Buildings and improvements                                                1,787                  1,792
  Machinery and equipment                                                  52,612                 33,504
  Oil and gas working interests                                             1,680                  1,690
  Construction in process                                                     965                    292
                                                                          -------                -------
                                                                           57,819                 38,053
                                                                                                  ------
 Less:  Accumulated depreciation and amortization                          22,832                 20,269
                                                                          -------                -------
 Total property and equipment                                              34,987                 17,784

 Deferred tax asset                                                           505                    602
 Other assets                                                               2,658                    279
                                                                          -------                -------
                                                                          $57,076                $34,166
                                                                          =======                =======

 Liabilities and common shareholders' equity
  Current liabilities:
   Accounts payable                                                       $ 6,256                $ 4,244
   Accrued expenses                                                         2,599                  1,889
   Accrued payroll costs                                                    2,295                  1,399
   Current portion of long-term debt                                        3,902                  2,542
                                                                          -------                -------
 Total current liabilities                                                 15,052                 10,074

 Long-term debt                                                            17,135                  8,701
 Deferred taxes                                                             5,486                     51
 Other long-term debt                                                         350                    350
 Common shareholders' equity:
  Common Stock, $.001 par value, 10,000,000 shares
   authorized - issued and outstanding 3,466,222 shares                         3                      3
  Additional capital                                                       15,805                 15,095
  Retained earnings                                                         3,355                     63
  Restricted stock plan unearned compensation                               (110)                  (171)
                                                                          -------                -------
 Total common shareholders' equity                                         19,053                 14,990
                                                                          -------                -------
                                                                          $57,076                $34,166
                                                                          =======                =======

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 1 to condensed consolidated financial statements.

                                UTI Energy Corp.

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                     Nine Months ended
                                                                                        September 30
                                                                                 1996                   1995
                                                                             ----------------------------------
 OPERATING ACTIVITIES:
 Income (loss) from continuing operations                                      $  3,291                $  (318)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                                  3,066                  1,693
   Deferred income taxes (credit)                                                    97                     (5)
   (Recovery) provision for bad debts                                                -                     (62)
   Gain on disposal of fixed assets                                                 (62)                   (92)
   Changes in operating assets and liabilities:
    Accounts receivable and prepaids                                             (4,465)                (2,872)
    Inventories and mineral rights held for resale                                 (239)                    (2)
    Accounts payable and accrued expenses                                         3,618                    471
    Other                                                                           155                     21
                                                                               --------                -------
 Net cash provided by (used in) continuing operations                             5,461                 (1,166)
 Net cash provided by discontinued operations                                         -                  3,758
                                                                               --------                -------
 Net cash provided by operating activities                                        5,461                  2,592
 INVESTING ACTIVITIES:
 Purchase of business                                                           (14,497)                    -
 Purchase of property and equipment                                              (2,931)                (1,463)
 Proceeds from sale of property and equipment                                       183                    183
                                                                               --------                -------
 Net cash (used in) investing activities                                        (17,245)                (1,280)


 FINANCING ACTIVITIES:
 Warrants issued                                                                    710                     -
 Long-term debt borrowed                                                         14,690                    206
 Long-term debt repaid                                                           (4,895)                  (840)
                                                                               --------                -------
 Net cash provided by (used in) financing activities                             10,505                   (634)
                                                                               --------                -------
 Net increase (decrease in cash)                                                 (1,279)                   678
 Cash and cash equivalents at beginning of period                                 2,273                  3,785
                                                                               --------                -------
 Cash and cash equivalents at end of period                                    $    994                $ 4,463
                                                                               ========                =======


See notes to condensed consolidated financial statements

                                UTI Energy Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996

1.       INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements at September 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10 - K for the year ended December 31, 1995.

2.       ACQUISITIONS AND DISPOSITIONS

Effective September 29, 1995, the Company disposed of its oil field supply business for $4.3 million in cash, net of severance and transaction costs.

Effective November 1, 1995, the Company purchased the capital stock of FWA Drilling Company, Inc. ("FWA") for $14,000,000 in cash. FWA is engaged in contract drilling in Texas. The acquisition was accounted for using the purchase method and FWA's operating results since November 1, 1995 have been consolidated with the operating results of the Company. The estimated fair market value of the assets acquired exceeded the purchase price by $4.9 million, which reduced long-term assets acquired.

On August 14, 1996, the Company purchased the capital stock of the Viersen & Cochran Drilling Company ("V&C"). Viersen was engaged in contract drilling in Oklahoma but had suspended its operations prior to the closing date. The Company intends to use V&C's assets in its operations and may dispose of certain of the acquired assets to the extent such assets are determined to be surplus to the future operations of the Company. The consideration paid for V&C consisted of (i) $6,000,000 in cash paid on August 14, 1996 (a portion of which the Company borrowed under its existing credit agreement); (ii) a two-year $8,000,000 promissory note (the "Promissory Note") executed by the Company in favor of the Seller; and (iii) stock warrants (with a five-year term) to purchase 200,000 shares of the Company's common stock, $.001 par value, at $15 per share. The Promissory Note bears interest at the rate of 6% per annum and is payable in full on or before August 14, 1998. The terms of the Promissory Note require the Company to make a principal payment of $1,500,000 on or before August 14, 1997 and an additional principal payment of $1,500,000 on or before February 14, 1998. The Company has the option under the Promissory Note to pay Seller $7,650,000 plus accrued interest on or before February 14, 1997 in full satisfaction of the Promissory Note. The Company's obligations under the Promissory Note are guaranteed by V&C and are secured by a pledge of the assets of V&C pursuant to a security agreement.

The following pro forma operating results assume that FWA and Viersen had been acquired as of the beginning of each fiscal year:


                                          Nine Months               Nine Months
                                             Ended                     Ended
                                      September 30, 1996        September 30, 1995
                                      ------------------        ------------------
         Revenue                           $ 68,068                 $  58,417
                                           ========                 =========

         Net Income                        $  1,980                 $    (792)
                                           ========                 =========

         Earnings per share
         from continuing operations        $   0.53                 $   (0.24)
                                           ========                 =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a leading provider of contract drilling services for the oil and gas industry in the Anadarko, Permian and Appalachian Basins. The Company also provides pressure pumping services in the Appalachian Basin and operates a horizontal hard rock boring division in the eastern half of the United States. During the three and nine months ended September 30, 1996, the Company has experienced significant growth in its income, revenues and operating margins. This growth reflected the successful implementation of the Company's growth strategy as well as improvements in market conditions in the industry and a continued emphasis on increasing operating efficiencies.

         The Company's strategy is to take advantage of the consolidation in the land drilling segment of the oil and gas service industry by effecting selective acquisitions. The Company has focused its acquisition efforts on both drillers with existing operations and established reputations for quality and equipment and on underutilized assets that can be assembled into the Company's existing operations.

         In September 1995, the Company disposed of its oil field distribution business. The proceeds from this disposition, together with additional financing, were utilized by the Company in November 1995 to acquire FWA Drilling Company ("FWA"), a contract driller operating primarily in the state of Texas. In August 1996, the Company acquired Viersen and Cochran Drilling Company ("V&C"), a contract driller that operated primarily in the state of Oklahoma.

         The acquisition of FWA resulted in significant growth in the Company revenues over 1995 levels. The FWA acquisition also allowed the Company to enter into new regional markets with an established organization and equipment base. Revenue attributable to FWA for the three and nine months ended September 30, 1996, was $14.2 million and $34.7 million, respectively, and operating income attributable to FWA for the three and nine months ended September 30, 1996, was $1.6 million and $3.7 million, respectively. The V&C acquisition was effected primarily as an acquisition of high-quality equipment that could be utilized in connection with the Company's operations and to take advantage of improvements in the Company's markets. The V&C acquisition provided the Company 13 rigs, including two SCR deep drilling rigs, over 500,000 feet of drill pipe (approximately 40% of which was unused) and over 800 drill collars. To date, the Company has redeployed five of the V&C rigs into its operations. The Company currently estimates that the drill pipe acquired in the V&C acquisition should be satisfy the drill pipe needs for the Company's current fleet for five years.

         Results for the three and nine months also reflect a significant improvement in market conditions in the United States land drilling markets. Average day rates received by the Company during the third quarter of 1996 were
up over 4% from that realized during the third quarter of 1995.   The Company
also has increased its focus on streamlining operations and reducing its cost structure, which has further increased operating margins and profitability.

         The Company currently expects that its land drilling operations will continue to benefit from improved market conditions and the effects of its prior acquisitions. The Company is also actively reviewing various potential acquisitions that, if completed, could result in further increases in revenues and earnings.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         REVENUE: Revenue increased 163% to $26.3 million in 1996 from $10.0 million in 1995. The revenue increase of $16.3 million is comprised of a $14.7 million increase in contract drilling revenue and an increase of $1.6 million in pressure pumping revenue. Of the $14.7 million increase in contract drilling revenue, $14.2 million is attributable to the FWA acquisition. The Company's rig fleet was employed for 3,176 days in the third quarter of 1996 as compared to 1,024 days in the same quarter of 1995, and the Company completed 978 pressure pumping jobs in 1996 as compared to 751 jobs in 1995. Revenue increases also reflected the improvements in day rates.

         GROSS PROFIT: Gross profit increased 143% to $5.4 million in the third quarter of 1996 compared to $2.2 million for the same period in 1995. Contract drilling gross profit as a percentage of revenue was 16.9% in 1996 and 1995. Pressure pumping gross profit as a percentage of revenue was 41.2% in 1996 and 37.4% in 1995.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased $507,000 primarily due to the acquisition of FWA and to a lesser extent the acquisition of V&C.

         SELLING, GENERAL AND ADMINISTRATIVE: Selling, general, and administrative expenses increased $680,000 primarily due to the acquisition of FWA and higher performance based bonus accruals. Selling, general and administrative expense as a percentage of revenues, however, decreased as a result of increased utilization and revenues.

         OTHER INCOME:  Other income increased $134,000.

         INTEREST INCOME: Interest expense increased $252,000 primarily due to interest on the debt associated with the FWA and V&C acquisitions.

         NET INCOME: Net income for the third quarter of 1996 was $1.6 million compared to $37,000 for the same period in 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         REVENUES: Revenues increased by $41.4 million, or 166%, to $66.3 million for the first nine months of 1996 from $24.9 million for the same period in 1995. The revenue increase of $41.4 million is comprised of a $39.0 million increase in contract drilling revenue and a $2.4 million increase in pressure pumping revenue. Of the $39.0 million increase in contract drilling revenue, $34.8 million is attributable to the FWA acquisition. The Company's rig fleet was employed for 8,096 days during the 1996 period as compared to 2,564 days in 1995, and the Company completed 2,108 pressure pumping jobs in 1996 as compared to 1,851 jobs in 1995. Revenue increases also reflected the improvements in day rates.

         GROSS PROFIT: Gross profit increased 166% to $12.8 million in 1996 from $4.8 million in 1995. Contract drilling gross margin as a percentage of sales was 17.2% for the first nine months of 1996 and 16.7% for the same period in 1995. Pressure pumping gross margin as a percentage of revenue was 31.1% for the first nine months of 1995 and 34.8% for the same period in 1995.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense increased $1.4 million due to the FWA acquisition and to a lesser extent the acquisition of V&C.

         SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased $1.8 million as a result of the FWA acquisition and higher performance based bonus accruals. Selling, general and administrative expense as a percentage of revenues, however, decreased as a result of increased utilization and revenues.

         OTHER INCOME: Other income increased $831,000 primarily due to a favorable resolution of a dispute with the United States government over mineral rights owned by the company in Southeast New Mexico.

         INTEREST EXPENSE: Interest expense increased $602,000 due to interest on the debt associated with the FWA and Viersen acquisitions.

         INCOME FROM CONTINUING OPERATIONS: Income was $3.3 million for the first nine months of 1996 compared to a loss of $318,000 for the same period in 1995.

         LIQUIDITY AND CAPITAL RESOURCES: The Company's net working capital was $3.9 million at September 30, 1996 compared to $5.4 million at December 31,
995. The decrease in net working capital is due to the increase in current maturities of long-term debt related to notes payable issued to fund the Viersen & Cochran acquisition.

         The Company had no short-term debt on December 31, 1995.  The Company
funds its short-term cash needs with a revolving credit facility.   Borrowings
under the credit facility are limited based on the Company's levels of accounts receivable and inventory and bear interest at the lower of the prime rate or other rate options available at the time of borrowing, depending on the Company's financial performance. Availability under the facility at September 30, 1996 was $4.8 million, less $400,000 used in the form of a letter of credit. The facility expires on June 30, 1998.

         The terms of the promissory notes, initially aggregating $9.0 million, issued to fund the purchase of FWA, require equal principal payments of $150,000 per month plus interest based on 30 day LIBOR. In connection with the V&C acquisition, the Company issued a two-year $8,000,000 promissory note (the "Viersen Note"), which bears interest at the rate of 6% per annum and is payable in full on or before August 14, 1998. The terms of the Viersen Note require the Company to make a principal payment of $1,500,000 on or before August 14, 1997 and an additional principal payment of $1,500,000 on or before February 14, 1998. The Company has the option to prepay the Viersen Note by paying $7,650,000 plus accrued interest on or before February 14, 1997. The Company also issued a promissory note in connection with the redemption of the Company's Series A Preferred Stock in 1993, which requires annual principal payments of $500,000 and annual mandatory principal prepayments of an amount equal to the Company's excess cash flow as defined, but not to exceed $500,000.

         Capital expenditures for the quarter ended September 30, 1996, which do not include any assets acquired in the acquisition of Viersen, were $0.9 million. The Company currently anticipates that total capital expenditures for all of 1996 will be approximately $4.0 million.

         Management believes its cash balance, cash generated by operating activities, and its credit facility will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months. Additional financing will likely be required in connection with future acquisitions. Such financing may be in the form of with debt or equity.

PRIVATE SECURITIES LITIGATION REFORM ACT

         Certain forward looking information contained herein is being provided in accordance with the provisions of the Private Securities Litigation Reform Act. Such information is subject to certain assumptions and beliefs based on current information known to the Company and is subject to factors that could result in actual results differing materially from those anticipated in the forward looking statements contained in this report. Such factors include changes in the price of oil and natural gas, changes in the demand for and supply of drilling rigs in the regions in which the Company competes, availability of equipment and labor to the Company to take advantage of improvements in the market, unforeseen injuries and accidents involving the Company's rig operations, world-wide political stability and economic growth, United States and world energy policies, the Company's successful implementation of its internal operating plans, performance issues with key customers, suppliers and subcontractors, regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives achieved.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

         None.

ITEM 2.      CHANGES IN SECURITIES.

         None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Stockholders held on August 8, 1996, the following members were elected to the Board of Directors in the class specified:

                                                  AFFIRMATIVE           NEGATIVE           VOTES
                                                     VOTES               VOTES           WITHHELD
         Class II:       Mark S. Siegel            3,075,584              -0-             42,100
                         Kenneth N. Berns          3,075,584              -0-             42,100

                 The following individuals also continued as directors of the
Company:  Vaughn E. Drum, Terry H. Hunt, Nadine C. Smith and Robert B. Spears.

     The following proposals were approved at the Company's Annual Meeting:

                                                            AFFIRMATIVE        NEGATIVE           VOTES
                                                               VOTES            VOTES            WITHHELD
1.    Approve the UTI Energy Corp. 1996                      2,555,467         171,140             1,150
      Employee Stock Option Plan

2.    Approve the UTI Energy Corp. Non-Employee              2,703,717          23,190               850
      Director Stock Option Plan

3.    Approve the Stock Option Agreement Between             2,506,667         220,090             1,000
      UTI Energy Corp. and Remy Investors and
      Consultants, Incorporated

4.    Approve the repricing of, and amendment to,            2,318,038         417,400               850
      stock options granted to certain senior
      executive officers of the Company

5.    Approve the selection of Ernst & Young LLP             3,114,894           2,100               690
      as the Company's independent auditors


ITEM 5.      OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on 8-K.

         To report the acquisition of Viersen & Cochran Drilling Company pursuant to Item 2 of Form 8-K, the Company filed a Form 8-K with the Securities and Exchange Commission on August 28, 1996. To report certain historical and proforma financial information of Viersen and The Company pursuant to Item 7 of Form 8-K, the Company filed a Form 8-K/A with the Securities and Exchange Commission on October 28, 1996, which contained (i) audited balance sheets of Viersen as of December 31, 1993, 1994 and 1995; (ii) audited statements of income and cash flows for Viersen for the years ended December 31, 1994 and 1995;
         (iii) unaudited balance sheets of Viersen as of June 30, 1996; (iv) unaudited statements of income and cash flows for Viersen for the six months ended June 30, 1995 and 1996; and (v) unaudited pro forma condensed balance sheet of the Company as of June 30, 1996 and statements of operations for the Company for the year ended December 31, 1995 and the six months ended June 30, 1996.

(b)      Exhibits.

         *2.1 Stock Purchase Agreement dated August 14, 1996, by and between The Sam K. Viersen, Jr. Trust dated September 9, 1986 as Amended and Restated on May 11, 1994 and UTI Energy Corp. Pursuant to Item 601(b)(2) of Regulation S-K, schedules and similar attachments (other than Attachment A) to the Stock Purchase Agreement have not been filed with this exhibit. Attachments B, D and E to the Stock Purchase Agreement have been filed as Exhibits 4.1, 4.2 and 4.3 to this Form 8-K, respectively. Exhibits C (form of Guaranty Agreement), F (form of Lease Agreement) and G (form of Escrow Agreement) as well as the Disclosure Schedule, which contains a list of Viersen's assets and liabilities and Viersen's financial statements, will be filed supplementally with the Commission upon request.

         *4.1 Promissory Note of UTI Energy Corp. dated August 14, 1996, in the principal amount of $8,000,000 in favor of The Sam K. Viersen, Jr. Trust dated September 9, 1986 as Amended and Restated on May 11, 1994.

         *4.2 Hypothecation/Security Agreement dated August 14, 1996, by Viersen & Cochran Drilling Company in favor of The Sam K. Viersen, Jr. Trust dated September 9, 1986 as Amended and Restated on May 11, 1994.

         *4.3    Stock Purchase Warrant dated August 14, 1996, between The Sam
                 K. Viersen, Jr. Trust dated September 9, 1986 as Amended and Restated on May 11, 1994 and UTI Energy Corp.

         27.1    Financial Data Schedule.

*Previously filed with the Company's Current Report on Form 8-K dated August 28, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                   UTI ENERGY CORP.
                                                   (REGISTRANT)


Date: November 14, 1996                            /s/ P. Blake Dupuis
                                                   ----------------------------------------------------------------------
                                                                          P. Blake Dupuis
                                                             Vice President Chief Financial Officer and
                                                                      Chief Accounting Officer


                                                   Signed on behalf of the registrant and as principal
                                                   financial officer

                                 EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION
-----------            -----------
  27                   Financial Data Schedule