Form 10-K
period 1996-12-31
UTI ENERGY CORP
filed 1997-03-31
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)


[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996 or


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______________ to _______________.

COMMISSION FILE NUMBER 1-12542

                                UTI ENERGY CORP.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                                                  23-2037823
---------------------------------------------------         ---------------------------------------------------
   (State or other jurisdiction of incorporation)                  (I.R.S. Employer Identification No.)

                     Suite 112
               485 Devon Park Drive
                Wayne, Pennsylvania                                                19087
---------------------------------------------------         ---------------------------------------------------
      (Address of principal executive offices)                                  (Zip Code)

(Registrant's telephone number, including area code)             (610) 971-9600
                                                            -------------------

Securities registered pursuant to section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered

 Common Stock, Par value $.001               American Stock Exchange
 -----------------------------               -----------------------

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  /X/           No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                         $51,078,000 at March 21, 1997
                         -----------------------------

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each class of registrant's common stock, as of the latest practicable date. 3,858,511 shares of Common Stock at March 21, 1997.
                   ---------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement for the 1997 Annual Meeting of Shareholders. (Part III)

Exhibit Index Begins on Page 24.

PART I.

ITEM 1.  BUSINESS

INTRODUCTION

         The Company is a leading provider of contract drilling services in the United States. Drilling operations currently are concentrated in the prolific oil and natural gas producing basins of Oklahoma and Texas. The Company's rig fleet consists of 74 land drilling rigs with effective depth capabilities ranging from 5,000 to 25,000 feet. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

         Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from a consolidation in the land drilling industry. To effect this strategy, the Company disposed of its oil field distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and gas producing regions in the United States.

         The Company's acquisition strategy is focused both on existing drilling contractors with established reputations and on underutilized assets that can be assimilated into the Company's existing operations. The Company has sought acquisitions that would provide it with access to new markets, established regional bases of operation, operational leverage through additional capacity, and a well-trained work force. Since commencing its growth strategy, the Company has more than doubled the size of its rig fleet and has expanded both its drilling depth capabilities and the geographic scope
of its operations.   The Company considers that its operating leverage, its
large inventory of low cost drill pipe and spare equipment and its diversified and decentralized regional drilling operations are significant competitive advantages.

BUSINESS AND ACQUISITION STRATEGY

         The Company's business strategy is to continue to take advantage of the consolidation in the industry and to grow through selective acquisitions of drilling rigs and drilling contractors and to expand its operations by redeploying excess and underutilized equipment into desirable markets. Key aspects of the Company's acquisition and operational strategy include:

                 o Acquisition of High Quality Operations and Assets. The Company seeks acquisitions of companies with existing drilling operations and established reputations for quality service and high quality assets that can easily be assimilated into the Company's operations.

                 o Diversified Operations. The Company seeks to achieve a diversified mix in its drilling operations through the maintenance of regional bases of operations and a rig fleet designed to meet regional demands and the ability to drill wells of all depths and types. The Company believes this diversity minimizes the impact of changes in regional drilling strategies by its customers and fluctuations in prices in oil and natural gas that affect drilling decisions.

                 o Customer Satisfaction and Regional Management and Expertise. Management stresses customer satisfaction and local expertise and knowledge. Drilling operations are managed on a regional basis by local managers who are responsible for the day to day drilling operations and customer relations in their area.

                 o Disciplined Bid Approach. The Company maintains a disciplined approach to bidding. Contracts are bid to maximize profitability rather than maximize rig utilization. Turnkey and footage contracts are bid only when the Company has experience and expertise in the geological and operational aspects of the project and the anticipated benefits of the contract merit the risk.

                 o Operational Leverage and Allocation of Equipment. The Company seeks operational leverage through the ownership of excess equipment that can be utilized when needed with little additional capital cost. Rigs, drill pipe and other equipment are allocated among regional drilling units based on the needs and profitability of the units.

ACQUISITIONS

         Since November 1995, the Company has acquired 51 rigs, approximately one million feet of drill pipe and other equipment through its acquisition of FWA Drilling Company, Inc. ("FWA") and Viersen and Cochran Drilling Company ("Viersen") and its acquisition of the rigs and other assets used in the contract drilling business of Quarles Drilling Corporation ("Quarles"). These acquisitions were effected at a total cost to the Company of $43.6 million in cash, notes, Common Stock and warrants to purchase Common Stock. The Company also has entered into an agreement with Southland Drilling Company, Ltd. (the "Southland Agreement") pursuant to which the Company has agreed to purchase eight rigs and the contract drilling business of Southland Drilling Company, Ltd. ("Southland") for $28 million and warrants to purchase 100,000 shares of Common Stock at $48 per share.

         FWA Drilling. The FWA acquisition was completed in November 1995 at a cost of $12.9 million, net of cash, and added 29 rigs to the Company's fleet. The FWA acquisition also substantially expanded the Company's operations into markets in Texas where it had previously not been operating. Revenues attributable to FWA during the year ended December 31, 1996, were $51.2 million.

         Viersen & Cochran. The Viersen acquisition was completed in August 1996 at a cost of $14.5 million comprised of cash, a note and warrants to purchase Common Stock. This acquisition provided the Company with 13 high quality rigs, two of which are deep electric drilling rigs, over 600,000 feet of drill pipe (approximately 40% of which had never been used) and over 800 drill collars. Since the Viersen acquisition, the Company has redeployed six of the acquired rigs into its operations in Texas and Oklahoma and is utilizing the acquired drill pipe and drill collars throughout its operations as needed. The Company currently estimates that the drill pipe acquired in the Viersen acquisition should satisfy the drill pipe needs of the Company's current fleet for four to five years. The Company believes that the availability of this drill pipe should provide the Company with a competitive advantage over other drilling companies who may not be able to fully secure their drill pipe needs and whose cost for drill pipe will be substantially in excess of that paid by the Company in the Viersen acquisition.

         Quarles Drilling. The Quarles acquisition was completed in January 1997 at a cost of $16.2 million in cash and Common Stock and provided the Company with nine high-quality drilling rigs, including two deep electric drilling rigs. All of the Quarles rigs currently are operating. The Quarles acquisition also expanded the Company's operations in Oklahoma, East Texas and the Texas Gulf Coast and added experienced rig crews to the Company's work force.

         Southland. The Southland acquisition is intended to expand the Company's operations in the South Texas and the Gulf Coast markets. The acquisition will provide the Company with an established base of operation in this market with eight fully equipped and manned rigs having an average efficient drilling depth capacity of 12,000 to 18,000 feet. The Southland rigs operated at an average utilization rate during 1996 of approximately 90% at an average dayrate of approximately $5,700. The rigs are currently operating at a utilization rate in excess of 90% at an average dayrate of approximately $6,500.

         The Company's acquisition of Southland is subject to financing. The Company has paid a non-refundable deposit of $500,000 towards the purchase of the rigs and will be required to pay an additional $500,000 as liquidated damages in the event the transaction does not close due to the Company's inability to obtain financing. Southland may terminate the agreement if the Company does not obtain the required financing by April 15, 1997. The Company currently expects to finance the acquisition of the Southland rigs through a combination of an institutional private placement of debt and bank borrowings, which is expected to include the issuance of warrants to purchase common stock. The Company also has the right to finance $13 million of the purchase price through a $13 million subordinated note payable to Southland. The Company, however, can reduce the purchase price by $750,000 if it elects to pay cash in lieu of such note. Accordingly, the Company is currently pursuing financing for the entire purchase price to take advantage of this discount. The Southland acquisition is also subject to various customary conditions to closing. Although the Company currently anticipates obtaining financing for the Southland acquisition, there can be no assurance that the transaction will close.

         The Company is continuing to review potential acquisitions of rigs and rig contractors. These potential acquisitions are currently focused on operating drilling companies that have between five and fifteen rigs of various depth capabilities and operations in locations in which the Company does not currently have any significant presence. Although there can be no assurance that such acquisitions will be completed or as to the terms thereof, such acquisitions would further expand the Company's rig fleet and operations.

CONTRACT DRILLING

         General

         The Company's contract drilling fleet currently consists of 74 land drilling rigs having effective depth capacities ranging from 5,000 to 25,000 feet. As of March 7, 1997, the Company had a total of 63 rigs available for contract up from 43 rigs available for contract at December 31, 1995. The Company also has 11 stacked rigs that could be returned to operation at an average estimated cost of approximately $200,000 per rig. The Company's rig utilization rate was 54% for the year ended December 31, 1996. The Company believes that its excess capacity provides substantial capacity for growth.

         The Company's contract drilling services are performed through various regional drilling units and markets under the names Triad, FWA, and IPSCO. The Company's drilling operations currently are concentrated in the prolific oil and natural gas producing regions of Texas and Oklahoma. The Company also markets six smaller rigs in the Appalachian Basin in Ohio, Pennsylvania and New York. Drilling operations are managed through regional offices located in Oklahoma City, Oklahoma; Midland, Tyler and Houston, Texas; and Sheffield, Pennsylvania. Rigs and equipment are deployed and allocated among the various drilling units based on regional need and profitability. The Company's contract drilling customers include major oil companies and independent producers, both large and small.

         Day-to-day drilling operations are managed at the Company's regional offices by unit managers who are responsible for designated rigs and locations and clients at those locations. Drilling contracts are bid on the basis of profitability and local market conditions and not to maximize rig utilization at the expense of profitability. Rigs, drill pipe and other equipment are allocated on a Company-wide basis among the Company's regional drilling units based on the needs and profitability of the units.

         The Company maintains an incentive compensation plan for its managerial and key employees based on operating and budgeted results. The Company believes that this plan provides the Company with the ability to attract and retain qualified managers and key operating employees. The Company also provides incentive compensation to its rig workers based on operating results and safety records.

         Drilling Rigs and Other Contract Drilling Properties

         A land drilling rig consists of various components including engines, drawworks or hoist, derrick or mast, pumps, blowout preventers and drill pipe. Rig size and configuration vary with depth, terrain and operator requirements. An active maintenance program during the life of a drilling rig permits the maintenance, replacement and upgrading of its components on an individual basis. Over the life of a typical drilling rig, major components, such as engines, pumps, drawworks and drill pipe are replaced or rebuilt on a periodic basis as required while other components, such as the mast and substructure, can be utilized for extended periods of time with proper maintenance.

         Drilling rigs and related equipment deteriorate over time unless they are operated and maintained properly. The Company follows a policy of keeping its drilling rigs well maintained and technologically competitive.

         As of March 7, 1997, the Company had an inventory of 74 rigs, 54 of which were active. The Company's rig fleet is configured to suit the Company's various operating regions with drilling depths abilities ranging to 25,000 feet. The Company allocates its rigs among its operating regions based upon market conditions and in accordance with the needs of its customers and the capabilities of its rigs.

         The following table sets forth certain information with respect to the Company's rig fleet and the current distribution of rigs among the Company's regional operating regions as of March 7, 1997.

                                                                                          Maximum
                                    Active         Idle        Stacked      Total         Drilling
              Region               Rigs (1)      Rigs (1)     Rigs (1)      Rigs        Depth Range
         -----------------        ----------    ----------   ----------    -------   -----------------
         Arklatex . . . . . . . .      11            -             -          11      10,000 - 22,000

         Permian  . . . . . . . .      19            7             -          26       8,500 - 22,000

         Gulf Coast . . . . . . .       3            -             -           3          22,000

         Mid Continent  . . . . .      16            -            11          27       6,500 - 25,000

         Northeast  . . . . . . .       4            2             -           6       5,000 - 12,000

         Other (2)  . . . . . . .       1            -             -           1          25,000
                                   ------      -------       -------      ------
                                       54            9            11          74

__________________________________
(1) A rig is considered active when under contract. An idle rig is one that is not under contract but is available and being marketed. A stacked rig is not currently being marketed but can be made available after refurbishment. Excludes rigs to be acquired pursuant to the Southland Agreement.
(2) Represents a rig acquired from Quarles in January 1997, which currently is operating in Utah.

         The following table sets forth for the periods indicated certain data concerning the utilization of the Company's drilling rigs:

                                                                         Years Ended December 31,
                                                               -----------------------------------------
                                                                  1996            1995           1994
                                                               ----------      ----------     ----------
         Number of owned rigs
          at end of period (1)  . . . . . . . . . . . . . .          65              55             27

         Average number of owned
          rigs during period  . . . . . . . . . . . . . . .          59              31             27

         Operating days . . . . . . . . . . . . . . . . . .      11,872           4,405          3,931

         Rig utilization rate (2) . . . . . . . . . . . . .         54%             39%            40%

__________________________________
(1) Excludes nine rigs acquired in January 1997 and eight rigs subject to the Southland Agreement.
(2) Utilization rates are computed by dividing operating days by the product of average owned rigs and the number of days in the period.
         An operating day is defined as a day during which a rig is being operated, mobilized, demobilized, assembled, or dismantled while under contract.

         The Company currently owns yards in Woodward, Oklahoma; Midland,
Texas; Tyler, Texas; and Sheffield, Pennsylvania, and leases a yard in Oklahoma City, Oklahoma, on which it has exercised an option to buy. The Company also maintains a fleet of trucks that are utilized in certain regions to mobilize and demobilize its drilling rigs.

         As a result of the Company's acquisition of Viersen, the Company currently has an inventory of more than 425,000 feet of spare drill pipe available for its operations. The price of drill pipe recently has increased substantially and many contractors are subject to allocations and back orders. The Company estimates that its inventory of drill pipe should satisfy the drill pipe needs of its current fleet for the next four to five years. The Company believes that the availability of this large inventory of drill pipe provides it with a competitive advantage over many of its competitors who may have difficulty in securing drill pipe and whose cost of drill pipe is substantially in excess of the amounts paid by the Company for the pipe acquired by it in the Viersen acquisition.

         Drilling Contracts

         The Company's drilling rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a number of wells. Drilling contracts are generally obtained through competitive bidding though some may be obtained by negotiation. Contracts generally are subject to termination by the customer on short notice, but can be firm for a number of wells or years. Drilling contracts may provide for compensation on a daywork, footage or turnkey basis.

         The Company maintains a disciplined approach to bidding. Contracts are bid on the basis of profitability and not to maximize rig utilization. Turnkey and footage contracts are bid only when the Company has experience and expertise in the geological and operational aspects of the project and the anticipated benefits of the contract merit the risk.

         A day-work contract provides for a basic rate per day when drilling (the "Dayrate") and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond the control of the Company. In addition, day-work contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig. The Dayrate depends on market and competitive conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographic area involved and other variables.

         The Company also is a party to turnkey and footage contracts in certain areas of the United States. In a turnkey contract, the Company undertakes to drill a well to a specified depth for a fixed price. In a footage contract, the Company undertakes to drill a well to a specified depth at a fixed price per foot of hole. In both turnkey and footage contracts, the Company must bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require significant cash commitments by the Company. In both the turnkey and footage contracts, the Company generally agrees to furnish services such as testing, coring and casing the hole and other services which are not normally provided by a drilling contractor working under a daywork contract. In both situations, compensation is earned upon completion of the well to the specified depth. If the well is not completed to the specified depth, the Company may not receive the fixed turnkey or footage price. For those reasons, footage and turnkey contracts generally involve a higher degree of risk to the Company than daywork contracts because the Company bears the cost of unanticipated downhole problems.

PRESSURE PUMPING SERVICES AND OTHER OPERATIONS

         Pressure Pumping

         The Company, through its Universal Well Servicing unit, is a leading provider of pressure pumping services in the northern Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Generally, all completed Appalachian Basin wells require cementing services before production commences. In addition, substantially all completed wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of gas and oil to the well bore. With the purchase of proprietary technology and equipment in 1995, Universal has added the capability to fracture wells using liquid carbon dioxide and sand.

         Universal maintains four base camps in the Appalachian Basin: one each in Punxsutawney, Bradford, and Meadville, Pennsylvania; and Wooster, Ohio. These camps typically consist of an office area, an equipment maintenance facility, a bulk storage facility and a storage yard for vehicles and other materials. Universal also maintains a portable, temporary facility which is available for special projects.

         The Company's pressure pumping equipment consists of cement, fracturing and nitrogen pumpers, blenders, and cement, sand, acid, connection and nitrogen transport trucks. The Company maintains its pressure pumping equipment in good condition. Virtually all of the Company's pressure pumping equipment is in use on a regular basis. At March 7, 1997, the Company operated the following equipment:

                                                                                              Number
         Equipment Type                                                                      of Units
         -------------------------------------------------------------------------------     --------
         Pumper Trucks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37
         Blender Trucks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
         Bulk Cement Trucks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
         Sand Trucks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17
         Acid Trucks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
         Connection Trucks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7
         Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
                                                                                          ---------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       108

         The following table sets forth for the periods indicated certain data concerning the operations of the Company's pressure pumping business:

                                                                         Years Ended December 31,
                                                               -----------------------------------------
                                                                  1996            1995           1994
                                                               ----------      ----------     ----------
         Pressure Pumping Jobs:
                 Cementing jobs . . . . . . . . . . . . . .       2,094           1,840          2,021
                 Conventional stimulation jobs (1)  . . . .         900             688            706
                 CO2 fracturing jobs  . . . . . . . . . . .           5              16              -

(1) Conventional well stimulation includes hydraulic fracturing, acidizing, and nitrogen injection jobs.

         Other Operations

         The Company also operates a horizontal hard rock boring division ("Boring"). Using a patented process and equipment, Boring applies vertical drilling technology to bore horizontal holes for the placement of pipelines and cables, including fiber optic cables, under obstacles such as highways and railroads when hard rock conditions are encountered. Boring currently markets its services in the eastern half of the United States.

         In addition to its operating activities, the Company has invested in working interests in gas and oil wells from time to time, principally in the Appalachian and Permian Basins. The net book value of such investments at December 31, 1996 and December 31, 1995, was $310,000 and $162,000,
respectively.

INDUSTRY CONDITIONS, COMPETITION, AND SEASONALITY

         The Company's revenues and earnings are affected directly by the demand for contract drilling and related oilfield services in the United States. Demand is a function of the level of oil and gas exploration and development activity. The level of such activity is impacted by many factors over which the Company has no control, including among others, the market prices of oil and gas, the stability or volatility of such prices, levels of production, activities of OPEC and other oil and gas producers, governmental regulations, the level of worldwide economic activity, the development of alternate energy sources, and the short and long-term effect of worldwide energy conservation measures. Substantial uncertainty exists as to the future level of oil and gas exploration and production drilling activity in the United States.

         The contract drilling, workover and well servicing industry is a highly-fragmented, intensely competitive and cyclical business. Since 1982, the contract drilling business has been severely affected by the decline and continued instability in the prices of oil and natural gas. Though these depressed economic conditions have resulted in a consolidation of the number of competitors and the reduction of the number of rigs available, the supply of available rigs, particularly in the U.S. land markets, still exceeds the demand for those rigs. Competition for services in a particular market is based on price, location, type and condition of available equipment and quality of service. A number of large and small contractors provide competition for drilling contracts in all areas of the Company's business. Certain competitors are present in more than one of those areas and drilling rigs are mobile and can be moved from one region to another in response to increased demand.
Within the last several months, prices for land drilling rigs have started to increase, particularly with respect to electric rigs and mechanical rigs that are capable of drilling in excess of 12,000 feet. Seasonality is not a significant factor with respect to the overall operations of the Company, although the Company's pressure pumping and contract drilling services in Appalachia are subject to slow periods of activity during spring months.

OPERATING RISKS AND INSURANCE

         The Company's operations are subject to many hazards inherent in the drilling, workover and well servicing industries including blowouts, cratering, explosions and fires, any of which could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage to surrounding areas and damage to the property of others. To the extent that such risks are not transferred to customers by contract or indemnification agreements, the Company seeks protection through insurance which the Company's management considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will be adequate to protect the Company against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations could result in substantial losses to the Company. In addition, there can be no assurance that insurance will be available to the Company in the future, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly.

ENVIRONMENTAL REGULATION

         The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. It is not anticipated that compliance with existing laws and regulations regulating the release of materials into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon the operations, capital requirements or earnings of the Company in the foreseeable future, absent the occurrence of an extraordinary event. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages to property, employees, other persons, and the environment could have on its activities.

         The Company's operations routinely involve the handling of various materials, some of which are classified as hazardous materials. The Company's operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, but not limited to, laws concerning the containment and disposal of hazardous materials, oil field waste, other waste materials and acids, and the use of underground storage tanks. Laws protecting the environment have generally become more restrictive in recent years. In addition, environmental laws and regulations may impose strict liability whereby the Company could be liable for clean-up costs, even if the situation resulted from previous conduct of the Company that was lawful at the time conducted or from improper conduct of, or conditions caused by, previous property owners or other persons not associated with the Company.
From time to time, claims may be made and litigation might be brought against the Company under these laws. Such clean-up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition. However, the cost of environmental compliance has not had any material adverse effect on the Company's financial condition in the past. The Company is unable to predict the effect of new regulations and amendments to existing regulations governing its operations, and therefore is unable to determine the ultimate costs of complying with environmental laws and regulations.

         The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. The Environmental Protection Agency ("EPA") is also authorized to seek preliminary and permanent injunctive relief and, in certain cases, criminal penalties and fines. In the event that a discharge occurs at a well site at which the Company is conducting drilling or pressure pumping operations, the Company may be exposed to claims that it is liable under the CWA.

         Certain of the Company's facilities are also subject to regulations of the EPA, including regulations that require the preparation and implementation of spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters.

         The Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), also known as the "Superfund" Law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at the site. CERCLA currently exempts crude oil, and the Resource Conservation and Recovery Act, as amended, currently exempts certain drilling materials, such as drilling fluids and production waters, from the definitions of hazardous substances. There can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted. In addition, the Company's operations may involve the use or handling of acids currently classified as hazardous substances and other materials that may in the future be classified as environmentally hazardous substances.

         The operations of the Company are subject to local, state and federal regulations for the control of emissions and air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean Air Act Amendments of 1990 may impose additional compliance requirements that could affect the Company's operations. The Company may in the future be subject to civil or administrative enforcement actions for failure to comply strictly with air regulations and permits. These enforcement actions are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction or operation of certain air emission sources.

         Management believes that the Company is in substantial compliance with environmental laws and regulations.

EMPLOYEES

         At March 7, 1997, the Company had approximately 1,248 full-time employees, 1,180 of which were rig personnel, and 68 of whom were employed in support and administrative capacities.

         Increases in domestic drilling demand since mid-1995 and recent increases in contract drilling activity have resulted in a shortage of qualified rig personnel in the industry. To date, the Company has not experienced material labor shortages due to these changing market conditions. The Company believes that its compensation and organizational structure allows it to compete favorably with its larger and smaller competitors. However, there can be no assurance that the Company will continue to be able to retain and attract qualified rig personnel, and any failure to do so could have a material adverse effect on the Company's results of operations and financial condition.

         In addition to the services of its employees, the Company employs the services of consultants as required. None of the Company's employees are represented by labor unions. There have been no work stoppages or strikes during the last three years which have resulted in the loss of production or production delays. The Company believes its relations with its employees are good.


ITEM 2.          PROPERTIES

         See Item 1 for information with respect to properties.


ITEM 3.          LEGAL PROCEEDINGS

         The Company and its operating subsidiaries are sometimes named as a defendant in litigation usually relating to personal injuries alleged to result from negligence. The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing adverse claims for which it is uninsured or has not already provided. Except as described above, there are no material pending, or, to the Company's knowledge, threatened lawsuits against the Company or any of its subsidiaries.

         There can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable, and further, there can be no assurance that insurance will continue to be available on terms as favorable as those for its existing arrangements. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company could have a material adverse effect on the Company's financial condition and results of operations.

         The Company knows of no legal proceedings pending or threatened, or judgments entered against, any director or officer of the Company in his capacity as such.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


PART II

ITEM 5.          MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         The Company's Common Stock, constituting the only class of common equity of the Company currently outstanding, is traded on the American Stock Exchange under the symbol "UTI". The table below provides price information for the Common Stock for 1996 and 1995.

                                                        1996                           1995
                                              ------------------------       -------------------------
            Quarter Ended                        High          Low              High           Low
         --------------------                 ----------    ----------       -----------    ----------
         March 31 . . . . . . . . . . . . .    $ 7 1/8       $ 5 1/4          $ 4 13/16      $ 3 1/2

         June 30  . . . . . . . . . . . . .    $13 3/4       $ 6 7/8          $ 5 1/4        $ 4 3/8

         September 30 . . . . . . . . . . .    $16           $11 1/2          $ 5 1/8        $ 4 1/2

         December 31  . . . . . . . . . . .    $38 5/8       $15 3/4          $ 5 7/8        $ 4

         At March 7, 1997, the closing price for the Company's Common Stock was $23 3/4. At March 7, 1997, the Company's Common Stock was held of record by approximately 45 persons, and, in management's estimation, beneficially owned by approximately 600 persons.

         During the two most recent fiscal years, the Company has not paid a cash dividend on its Common Stock, and it is not anticipated that any cash dividend will be paid on the Common Stock for the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1996, are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                          Year Ended December 31,
                                                      -----------------------------------------------------------------------
                                                          1996            1995           1994           1993          1992
                                                      ------------    ------------   ------------   ------------   ----------
                                                                          (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
         Oil field service  . . . . . . . . . . . . . $    96,628     $    39,844    $    35,831    $    33,434     $    29,662
         Other  . . . . . . . . . . . . . . . . . . .         673             280            444            786             927
                                                      -----------     -----------    -----------    -----------     -----------
                 Total revenues . . . . . . . . . . .      97,301          40,124         36,275         34,220          30,589

Gross profit:
         Oil field service  . . . . . . . . . . . . .      18,737           7,337          8,121          7,211           5,936

         Other  . . . . . . . . . . . . . . . . . . .         307             102            297            668             669
                                                      -----------     -----------    -----------    -----------     -----------
                 Total gross profit . . . . . . . . .      19,044           7,439          8,418          7,879           6,605
                                                      -----------     -----------    -----------    -----------     -----------


Depreciation and amortization . . . . . . . . . . . .       4,292           2,552          2,302          2,611           3,170

Selling, general, and administrative  . . . . . . . .       7,768           5,082          4,958          4,718           4,419
                                                      -----------     -----------    -----------    -----------     -----------

Operating income (loss) . . . . . . . . . . . . . . .       6,984            (195)         1,158            550            (984)

Other income  . . . . . . . . . . . . . . . . . . . .       1,341             293            461            318             188
Interest expense  . . . . . . . . . . . . . . . . . .      (1,148)           (265)          (260)           (72)           (154)
                                                      -----------     -----------    -----------    -----------     -----------

Income (loss) from continuing operations
  before income taxes . . . . . . . . . . . . . . . .       7,177            (167)         1,359            796            (950)

Income taxes  . . . . . . . . . . . . . . . . . . . .       2,324            (592)           293            155            (171)
                                                      -----------     -----------    -----------    -----------     -----------

Income (loss) from continuing operations  . . . . . .       4,853             425          1,066            641            (779)

Preferred stock dividend  . . . . . . . . . . . . . .           -               -              -          2,330           2,461
                                                      -----------     -----------    -----------    -----------     -----------
Income (loss) from continuing operations
  applicable to common shareholders . . . . . . . . . $     4,853     $       425    $      1,066   $    (1,689)    $    (3,240)
                                                      ===========     ===========    ============   ===========     ===========

Income (loss) from continuing operations per common share
         Primary  . . . . . . . . . . . . . . . . . . $      1.27     $      0.13    $      0.33    $     (2.37)    $     (2.81)
                                                      ===========     ===========    ===========    ===========     ===========


         Fully Diluted  . . . . . . . . . . . . . . . $      1.26     $      0.13    $      0.33    $     (2.37)    $     (2.81)
                                                      ===========     ===========    ===========    ============    ===========
Average common shares outstanding
         Primary  . . . . . . . . . . . . . . . . . .   3,813,062       3,299,556      3,244,000        711,704       1,153,000
         Fully Diluted  . . . . . . . . . . . . . . .   3,853,164       3,299,556      3,244,000        711,704       1,153,000

BALANCE SHEET DATA:
Working capital . . . . . . . . . . . . . . . . . . . $     5,761     $     5,427    $     8,179    $     7,210     $     7,747
Total assets  . . . . . . . . . . . . . . . . . . . .      61,870          33,990         22,474         22,957          25,311
Long-term debt  . . . . . . . . . . . . . . . . . . .      14,658           8,701          2,211          3,342             484
Redeemable preferred stock  . . . . . . . . . . . . .           -               -              -              -          24,437
Common shareholders' equity (deficiency)  . . . . . .      22,696          14,990         13,745         12,588          (7,380)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         UTI is a leading provider of contract drilling services in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of Oklahoma and Texas. The Company's rig fleet consists of 74 land drilling rigs with effective depth capabilities ranging from 5,000 to 25,000 feet. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

         Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from a consolidation in the land drilling industry. To effect this strategy, the Company disposed of its oil field distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and gas producing regions in the United States.

         Since November 1995, the Company has acquired 51 rigs in three transactions. FWA was acquired in November 1995 for $12.9 million net cash, Viersen in August 1996 for approximately $14.5 million (consisting of $6 million cash, a two-year $8.0 million note and warrants to purchase Common Stock at $15 per share) and the contract drilling business of Quarles in January 1997 for $16.2 million (consisting of $8.1 million cash and shares of Common Stock having a value of $8.1 million).

         The Company's results for the year ended December 31, 1996, also reflect an improvement in market conditions in the United States land drilling markets resulting from an increase in demand for drilling services. During 1996, the Company was able to increase the rates charged to its customers. Fleet utilization increased to 54% from 39% in 1995. The Company has continued to focus on streamlining operations and reducing its cost structure, which has further increased operating margins and profitability.

         The Company currently expects that its land drilling operations will continue to benefit from improved market conditions and the effects of its prior acquisitions. The Company intends to continue its strategy of growth through acquisitions of rigs and equipment that can be easily integrated into its fleet and operations and through acquisitions of other drilling contractors that may provide opportunities for expansion of the Company's markets and services. Although there can be no assurance as to the success of the Company's future acquisitions, such acquisitions, if effected, could be expected to result in further increases in revenues and earnings.

RECENT DEVELOPMENT--SOUTHLAND ACQUISITION

         The Company recently entered into the Southland Agreement pursuant to which it is proposing to acquire the contract drilling business of Southland for $28 million cash and warrants to purchase 100,000 shares of Common Stock at $48 per share. The Southland acquisition is intended to expand the Company's operations in South Texas and the Gulf Coast. The acquisition will provide the Company with an established base of operation in this market with eight fully equipped and manned rigs having an average efficient drilling depth capacity of 12,000 to 18,000 feet. The Southland rigs operated at an average utilization rate during 1996 of approximately 90% and at an average dayrate of approximately $5,700. The rigs are currently operating at a utilization rate in excess of 90% and at an average dayrate of approximately $6,500.

         The Company's acquisition of Southland is subject to financing. The Company has paid a non-refundable deposit of $500,000 towards the purchase of the rigs and will be required to pay an additional $500,000 as liquidated damages in the event the transaction does not close due to the Company's inability to obtain financing. Southland may terminate the agreement if the Company does not obtain the required financing by April 15, 1997. The Company currently expects to finance the acquisition of the Southland rigs through a combination of an institutional private placement of debt and bank borrowings, which is expected to include the issuance of warrants to purchase common stock. The Company also has the right to finance $13 million of the purchase price through a $13 million subordinated note payable to Southland. The Company, however, can reduce the purchase price by $750,000 if it elects to pay cash in lieu of such note. Accordingly, the Company is currently pursuing financing for the entire purchase price to take advantage of this discount. The Southland acquisition is also subject to various customary conditions to closing. Although the Company currently anticipates obtaining financing for the Southland acquisition, there can be no assurance that the transaction will close. If the Company is unable to obtain financing for the acquisition, earnings will be affected by the loss of the deposit and liquidated damages.

RESULTS OF OPERATIONS

         The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oil field service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend.

         The following table presents certain results of operations data for the Company and the average United States rig count as reported by Baker Hughes Inc. (1) for the periods indicated:

                                                                       Years Ended December 31,
                                                             -----------------------------------------
                                                                1996            1995           1994
                                                             ----------      ----------     ----------
                                                                        (dollars in thousands)
         Operating Data:
         Average U.S. land rig count  . . . . . . . . . . .        673             601            637
         Contract drilling:
           Operating days . . . . . . . . . . . . . . . . .     11,872           4,405          3,931
           Average utilization  . . . . . . . . . . . . . .        54%             39%            40%
         Pressure pumping:
           Cement jobs  . . . . . . . . . . . . . . . . . .      2,094           1,840          2,021
           Stimulation jobs . . . . . . . . . . . . . . . .        905             704            706

         Financial data:
         Net sales  . . . . . . . . . . . . . . . . . . . .  $  97,301       $  40,124      $  36,275
                                                             =========       =========      =========
         Gross profit . . . . . . . . . . . . . . . . . . .  $  19,044       $   7,439      $   8,418
                                                             =========       =========      =========
         As a percentage of sales . . . . . . . . . . . . .      19.6%           18.5%          23.2%
                                                             =========       =========      =========
         Operating income (loss)  . . . . . . . . . . . . .  $   6,984       $    (195)     $   1,158
                                                             =========       =========      =========

__________________________________
(1) Baker Hughes, Inc. is an international oilfield service and equipment company which for more than twenty years has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

COMPARISON OF YEARS ENDED 1996 AND 1995

         During the year ended December 31, 1996, the Company experienced significant growth in its income, revenues and operating margins. This growth reflected the successful implementation of the Company's growth strategy as well as improvements in market conditions in the industry and a continued emphasis on increasing operating efficiencies.

         The Company's revenues for the year ended December 31, 1996, increased by $57.2 million, or 143%, to a record $97.3 million compared to $40.1 million for the year ended December 31, 1995. This substantial increase in revenues reflected a $52.8 million increase in contract drilling revenue and a $3.8 million increase in pressure pumping revenue. Of the $52.8 million increase in contract drilling revenue, $45.8 million is attributable to the FWA acquisition, with the remainder attributable to higher day rates and rig utilization. The Company's rig fleet was employed for 11,872 days during the year ended December 31, 1996, compared to 4,405 days for the year ended December 31, 1995. The Company completed 2,999 pressure pumping jobs during the year ended December 31, 1996, up from 2,544 jobs during the year ended December 31, 1995.

         The Company's gross profit for the year ended December increased 156% to $19.0 million for the year ended December 31, 1996, from $7.4 million for the year ended December 31, 1995. Contract drilling gross margin as a percentage of sales was 16.5% for the year ended 1996, up from 13.4% for the same period in 1995. This increase in gross margin percentage was attributable to higher day rates and rig utilization. Pressure pumping gross margin as a percentage of revenue was 33% for the year ended 1996, up from 30% for the same period in 1995.

         The Company's depreciation and amortization expense for the year ended December 31, 1996, increased $1.7 million from the year ended December 31, 1995, due to the FWA acquisition and, to a lesser extent, the acquisition of Viersen. Depreciation and amortization expense will increase in future periods as a result of the Company's acquisitions of Viersen and Quarles and the possible acquisition of Southland.

         Selling, general and administrative expenses for the year ended December 31, 1996, increased $2.7 million from the year ended December 31, 1995. This increase was as a result of the FWA acquisition and higher performance based bonus accruals. Selling, general and administrative expense as a percentage of revenues, however, decreased from 12.7% to 8.0% as a result of increased utilization and revenues.

         Other income for the year ended December 31, 1996, increased $1.0 million. This increase was primarily due to a favorable resolution of a dispute with the United States government over mineral rights owned by the Company in Southeast New Mexico.

         Interest expense for the year ended December 31, 1996, increased $883,000 from the year ended December 31, 1995. The increase in interest expense was due to interest on the debt associated with the Company's acquisitions of FWA and Viersen. The interest costs associated with the debt incurred for the Quarles acquisition will also result in an increase in interest expense during the first quarter of 1997. Future acquisitions may result in additional debt financing where desirable. In addition, the increase in the Company's activity level requires a greater level of working capital, which will be funded from time to time in part with borrowings under the Company's working capital line of credit.

         Income from continuing operations was $4.8 million for the year ended December 31, 1996, compared to $425,000 for the same period in 1995. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

         Revenues increased 10.6% to $40.1 million in 1995 from $36.3 million in 1994 as the revenues from the acquisition of FWA offset a 4.2% decline in the revenues of the Company's other operations. The U.S. average land rig count declined 5.7% from 637 to 601, primarily in response to soft natural gas prices that prevailed during the first three quarters of 1995. Contract drilling operating days increased 12.1% reflecting the acquisition of FWA. Total pressure pumping jobs decreased 6.7%.

         Gross profit declined 11.6% from $8.4 million in 1994 to $7.4 million in 1995. The decline in gross margin resulted from $750,000 in losses suffered on a footage and a turn-key well during the fourth quarter of 1995, competitive pricing pressure in the Appalachian Basin, and lower productivity in Appalachian drilling operations.

         Depreciation and amortization expense increased $250,000 due to the acquisition of FWA.

         Selling, general and administrative expense increased $124,000 primarily as a result of the FWA acquisition.

         Other income decreased $168,000 primarily because 1994 included a one-time benefit of $200,000 from an antitrust settlement.

         Interest expense was essentially flat period to period as the interest on the debt financing associated with the purchase of FWA in 1995 was offset by the decline in interest on short term debt. The Company had no short term debt outstanding at any point in 1995.

         Income tax declined from an expense of $293,000 in 1994 to a benefit of $592,000 in 1995. The 1995 income tax benefit resulted from the reduction of a valuation allowance against the Company's deferred tax asset. The valuation was reduced based on the Company's expectation that the deferred tax asset will more likely than not be realized from future taxable income.

         Income from continuing operations was $425,000 in 1995, a $641,000 decline from 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         The Company's primary cash needs are to fund working capital requirements and to make capital expenditures to replace and expand its drilling rig fleet and for acquisitions. The Company's ongoing operations are funded with available cash and cash provided from operations and borrowings under its working capital line of credit. To date, acquisitions have been funded with available cash, borrowings and issuances of Common Stock and warrants to purchase Common Stock.

         At December 31, 1996, and December 31, 1995, the Company had cash of $570,000 and $2.3 million, respectively, and $5.4 million and $8.0 million in available borrowings under its working capital facility. The Company's working capital at December 31, 1996, was $5.8 million, compared to $5.4 million at December 31, 1995, and $8.2 million at December 31, 1994. The decline in working capital from December 31, 1994, reflected the elimination of working capital related to the Company's oil field distribution operations that were discontinued in September 1995, and an increase in the current portion of the Company's long-term debt associated with its acquisition of Viersen.

         Net cash provided by continuing operations was $6.3 million, $600,000 and $3.2 million for 1996, 1995 and 1994, respectively. Such funds were utilized to fund capital expenditures. Capital expenditures, excluding acquisitions, for the years ended December 31, 1996, 1995 and 1994, were $4.3 million, $1.9 million and $1.3 million, respectively.

         Debt Facilities

         At December 31, 1996, the Company had outstanding $19.4 million in debt and capital lease obligations. Such indebtedness included $2.6 million outstanding under a revolving line of credit provided by Mellon Bank, N.A. (the "Mellon Line of Credit") and $15.1 million associated with the Company's acquisitions of FWA and Viersen described below. In January 1997, the Company incurred an additional $8.1 million in indebtedness in connection with the acquisition of Quarles' contract drilling business, which indebtedness consisted of advances of $4.1 million under the Mellon Line of Credit and $4.0 million pursuant to a new term loan with Mellon (the "Mellon Term Loan").

         In addition to the Company's indebtedness relating to the FWA and Viersen acquisitions and the Mellon Line of Credit, at December 31, 1996, the Company had outstanding $1.5 million under a promissory note issued in conjunction with a prior preferred stock redemption by the Company. This note requires annual principal payments of $500,000 per year plus accrued and unpaid interest, and additional annual mandatory principal prepayments of an amount equal to the Company's excess cash flow as defined, but not to exceed $500,000 per year. A scheduled $500,000 payment of principal was made on this note in the fourth quarter of 1996, and a $500,000 prepayment will be made on April 1, 1997.

         Mellon Bank, N.A. The Mellon Line of Credit provides for borrowings up to $8.4 million, subject to collateral requirements. The facility is secured by a pledge of the Company's accounts receivable and inventory and includes financial covenants covering tangible net worth, interest coverage, and debt service coverage. Advances under the line are limited by levels of accounts receivable and inventory. Interest under the facility is calculated at the lower of the prime rate or such other rate options available at the time of borrowing, depending upon the Company's financial performance. The facility expires on June 30, 1998. At December 31, 1996, the Company had $5.4 million available for borrowings under this facility, $4.1 million of which was utilized in January 1997 to fund a portion of the consideration paid by the Company to acquire Quarles' contract drilling business.

         FWA Financing. In November 1995, the Company acquired FWA for $12.9 million, net of cash. The acquisition was financed with $9.0 million in promissory notes issued to an institutional lender and secured by the Company's drilling rigs, a portion of the $4.3 million in net proceeds from the Company's sale of its oil field supply business, and $1.0 million realized from the private placement of 222,222 shares of Common Stock. The promissory notes require equal principal payments of $150,000 per month plus interest, based on 30 day LIBOR, and are due in November 2000. The notes contain financial covenants covering tangible net worth, debt service coverage, and leverage ratios. The Company had outstanding $7.1 million and $8.9 million under these promissory notes at December 31, 1996 and 1995, respectively. The Company currently intends to repay this facility in connection with its acquisition of Southland and consolidation of its credit facilities. Such repayment would result in an estimated charge of $198,000 for the early retirement of this debt.

         Viersen Financing. On August 14, 1996, the Company acquired Viersen. The consideration paid for Viersen consisted of (i) $6.0 million cash (a portion of which the Company borrowed under its revolving credit facility),
(ii) a two-year $8 million promissory note (the "Viersen Note") and (iii) two-year warrants to purchase 200,000 shares of Common Stock at $15 per share. The Viersen Note bears interest at the rate of 6% per annum and is payable in full on or before August 14, 1998. The terms of the Viersen Note require the Company to make a principal payment of $1,500,000 on or before August 14, 1997 and an additional principal payment of $1,500,000 on or before February 14, 1998. The Company has the option to prepay the Viersen Note by paying $7,655,000 plus accrued interest on or before April 14, 1997. The Company's obligations under the Promissory Note are guaranteed by Viersen and are secured by a pledge of the assets of Viersen pursuant to a security agreement. The Company intends to prepay the Viersen Note prior to April 14, 1997, and thereby realize the discount.

         Quarles Financing. In January 1997, the Company purchased the contract drilling business of Quarles for $16.2 million, consisting of $8.1 million and 256,175 shares of Common Stock having a value at the time the agreement was negotiated of $8.1 million, subject to adjustment as described below. The cash portion of the purchase price was funded with advances under the Mellon Line of Credit of $4.1 million and a $4.0 million advance pursuant to a new Mellon Term Loan that bear interest at the bank's prime rate and are secured by a pledge of certain of the Company's accounts receivable and inventory.

         Under the terms of the agreement relating to the Company's acquisition of the Quarles Assets, Quarles also is entitled to receive additional shares of Common Stock in the event the market price of the Common Stock is less than $31.69 per share on the date a registration statement covering the resale of the Common Stock issued to Quarles is declared effective. The number of additional shares will be equal to a number of shares sufficient to provide Quarles with $8.1 million of Common Stock based on the market price of the Common Stock on such date. In the event the market price of the Common Stock is greater than $31.69 per share on such date, Quarles is required to return a number of shares of Common Stock having a value (at such market price) equal to one-half of the amount by which the market price of the shares (at such market price) initially issued is greater than $8.1 million.

         Southland Financing and Refinancing of Existing Indebtedness. The Company is currently negotiating with an institutional lender a new $25 million four-year senior subordinated note that would be used to finance the Southland acquisition. The Company is also negotiating a new $25 million three-year term facility with a financial institution that would be used to consolidate into one facility the Company's other outstanding indebtedness. It is expected that these facilities would be negotiated and completed by April 15, 1997. It is anticipated that the new institutional facility would be unsecured and subordinated to the term facility and that the term facility will be secured by various assets of the Company's subsidiaries, including its receivables and certain rigs. Although the Company believes that it will be successful in consummating its new credit arrangements, there can be no assurance that such arrangements will in fact be consummated. If the Company is unable to consummate these new arrangements, or obtain alternative financing for the Southland acquisition by April 15, 1997, the Company will be subject to a forfeiture of its $500,000 deposit with Southland as well as an additional $500,000 payment for liquidated damages if Southland elects to terminate the Southland Agreement.

         Following the Southland Acquisition, it is expected that the Company will have outstanding approximately $52 million of indebtedness and $6 million available under the Mellon Line of Credit. Although the Company believes that its internally generated cash will be sufficient to satisfy its working capital and capital expenditure obligations, as well as its debt service requirements, the ability of the Company to continue to grow through acquisitions will be dependent upon the Company's ability to secure additional financing in the form of debt or equity for those acquisitions. There can be no assurance that such financing will be available.

         Other. The Company is continuing to review potential acquisitions of rigs and rig contractors. These potential acquisitions are currently focused on operating drilling companies that have between five and 15 rigs of various depth capabilities and operations in locations in which the Company does not currently have any significant presence. Although there can be no assurance that such acquisitions will be completed or as to the terms thereof, such acquisitions would further expand the Company's rig fleet and operations.

         Management believes its internally generated cash and existing credit facility will be sufficient to meet its working capital, capital expenditure, and debt service requirements. Acquisitions are expected to be funded with available cash and borrowings. In addition, the Company may, if desirable, issue stock and rights to acquire stock.

INFLATION

         Inflation has not had a significant impact on the Company's comparative results of operations.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this "Management's Discussion and Analysis of Financial Condition Results of Operation" and "Business and Properties" contained in this Report, and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated, or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

         Among the factors that will have a direct bearing on the Company's results of operations and the contract drilling service industry in which it operates are changes in the price of oil and natural gas and the volatility of the contract drilling service industry in general; any difficulties associated with the Company's ability to successfully integrate recent acquisitions; contractual risk associated with turn-key and footage contracts; the presence of competitors with greater financial resources; difficulties in arranging financing for the Southland Acquisition; operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, well fires and spills; labor shortages; domestic and world-wide political stability and economic growth; and other risks associated with the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company meeting the requirements of Regulation S-X (except Section 210.3-05 and Article 11 thereof) are included herein on pages F-1 through F-19 hereof.

         Other financial statements and schedules required under Regulation S-X, if any, are filed pursuant to Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this Annual Report on Form 10-K.

         The Company is not required to include herein the supplementary financial information specified in Item 302 of Regulation S-K, and has not included such information.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.


PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

         (a) The following Financial Statements are filed as part of this Annual Report on Form 10-K:

                                                                                                          Page
                                                                                                        ---------
Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-1

Report of Ernst & Young LLP . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-2

Consolidated Balance Sheets at December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .        F-3

Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-4

Consolidated Statements of Changes in Shareholders' Equity for the
  Years Ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .        F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7

Schedule II--Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . .        S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (b) The following Exhibits are filed as part of this Annual Report on Form 10-K.

       EXHIBIT
       NUMBER                                            TITLE OR DESCRIPTION
------------------------------------------------------------------------------------------------------------------------
         3.1       -    Restated Certificate of Incorporation of the Company (incorporated by reference to Amendment No.
                        1 to the Company's Registration Statement on Form S-1 (No. 33-69726).

         3.2       -    Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Nol 33-69726).

         3.3       -    Amendment to Restated Certificate of Incorporation (incorporated by reference to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1994).

         3.4       -    By-laws of the Company, as amended (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1993).

         4.1       -    See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and amended By-laws of the Company defining the rights of the holders of Common Stock.

         4.2       -    Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-69726)).

         4.4       -    Stock Purchase Warrant dated August 14, 1996, between the Sam K. Viersen, Jr. Trust dated
                        September 9, 1986, as Amended and Restated on May 11, 1994, and UTI Energy Corp. (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1996).

         4.5       -    Warrant to purchase 162,000 shares of Common Stock (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

        10.1       -    Amended and Restated Loan and Security Agreement dated December 7, 1995 (the "Mellon Line of
                        Credit"), by and among UTI Energy Corp., UTICO, Inc., FWA Drilling Company, Triad Drilling
                        Company, Universal Well Services, Inc., and USC, Incorporated, and Mellon Bank, N.A.
                        (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

        10.2       -    First Amendment and Modification to the Mellon Line of Credit effective March 14, 1996
                        (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

       EXHIBIT
       NUMBER                                            TITLE OR DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
        10.3       -    Second Amendment and Modification to the Mellon Line of Credit effective August 14, 1996
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

        10.4       -    Third Amendment and Modification to the mellon Line of Credit effective January 25, 1997
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

        10.5       -    Loan and Security Agreement dated as of January 23, 1997, by and among FWA Drilling Company,
                        Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services,
                        Inc., USC Incorporated, the Company, UTICO, Inc., Viersen & Cochran Drilling Company and Mellon
                        Bank, N.A. (incorporated by reference to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

        10.6       -    Noted dated January 23, 1997, in the principal amount of $4.0 million, from FWA Drilling
                        Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well
                        Services, Inc., USC Incorporated, the Company UTICO, Inc., Viersen & Cochran Drilling Company in
                        favor of Mellon Bank, N.A. (incorporated by reference to the Company's Current Report on 8-K dated January 27, 1997).

        10.7       -    Promissory Note of UTI Energy Corp. dated August 14, 1996, in the principal amount of $8.0 million in favor of the Sam K. Viersen, Jr. Trust dated September 9, 1986, as Amended and
                        Restated on May 11, 1994 (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1996).

        10.8       -    Hypothecation/Security Agreement dated August 14, 1996, by Viersen & Cochran Drilling Company in
                        favor of the Sam K. Viersen, Jr. Trust dated September 9, 1996, as Amended and Restated on
                        May 11, 1994 (incorporated by reference to the Company's Current Report on Form 8-K dated
                        August 28, 1996).

        10.9       -    Promissory Note dated December 14, 1993, from the Company in favor of UGID Holding Corporation
                        (incorporated by reference to Amendment No. 4 to the Company's registration statement on Form S-
                        1 (No. 33-69726)).

       10.10       -    Loan and Security Agreement dated November 20, 1995, by and among Triad Drilling Company,
                        International Petroleum Service Company, FWA Drilling Company, Inc., and The CIT Group/Equipment
                        Financing, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

      EXHIBIT
      NUMBER                                             TITLE OR DESCRIPTION
----------------------------------------------------------------------------------------------------------------------
       10.11       -    Rider A to Loan and Security Agreement dated November 20, 1995, by and among Triad Drilling
                        Company, International Petroleum Service Company, FWA Drilling Company, Inc., and The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.12       -    Form of Promissory Note dated November 20, 1995, between each of FWA Drilling Company, Inc.,
                        Triad Drilling Company, International Petroleum Service Company, and The CIT Group/Equipment
                        Financing, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

       10.13       -    Guaranty Agreement dated December 20, 1995, by FWA Drilling Company, Inc. in favor of The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.14       -    Guaranty Agreement dated December 20, 1995, by Triad Drilling Company in favor of The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.15       -    Guaranty Agreement dated December 20, 1995, by International Petroleum Service Company in favor of The CIT Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1995).

       10.16       -    Guaranty Agreement dated December 20, 1995, by UTICO, Inc. in favor of The CIT Group/Equipment
                        Financing, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

       10.17       -    Guaranty Agreement dated December 20, 1995, by Universal Well Services, Inc. in favor of The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.18       -    Guaranty Agreement dated December 20, 1995, by UTI Energy Corp. in favor o The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.19       -    Subscription Agreement dated September 19, 1995, by and between Shamrock Holdings of California,
                        Inc. and UTI Energy Corp. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

   EXHIBIT
    NUMBER                                               TITLE OR DESCRIPTION
-------------------------------------------------------------------------------------------------------------------------
       10.20       -    Purchase and Sale Agreement dated September 29, 1995, between UTI Energy Corp. and Union Supply
                        Company as Sellers and Continental EMSCO as Buyer (incorporated by reference to the Company's
                        Current Report on Form 8-K dated October 13, 1995).

       10.21       -    Agreement for Purchase and Sale of Common Stock of FWA Drilling Company, Inc. dated November 17,
                        1995, between UTI Energy Corp. and USX Corporation (incorporated by reference to the Company's
                        Current Report on Form 8-K dated December 1, 1995).

       10.22       -    1993 Restricted Stock Plan (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-69726)).

       10.23       -    UTI Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to the Company's
                        Registration Statement on Form S-8 dated October 2, 1996).

       10.24       -    UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to the
                        Company's Registration Statement on Form S-8 dated October 2, 1996).

       10.25       -    1993 Non-Qualified Incentive Stock Option Plan (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

       10.26       -    Warrant Agreement dated as of December 19, 1996, between the Company and Remy Consultants
                        Incorporated [incorporated by reference to proxy].

       10.27       -    Option Agreement dated as of August 31, 1996, between the Company and Eddie L. Nowell
                        (incorporated by reference to the Company's Registration Statement on Form S-8 dated October 2,
                        1996).

       10.28       -    Amended and Restated Employment Agreement with Vaughn E. Drum dated December 19, 1996
                        (incorporated by reference to the Company's Current Report ton Form 8-K dated January 27, 1997).

       10.29       -    Amended and Restated Employment Agreement with Gerald J. Guz dated December 19, 1996
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

       10.30       -    Amended and Restated Employment Agreement with Vincent J. Donahue dated December 19, 1996
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

      EXHIBIT
      NUMBER                                            TITLE OR DESCRIPTION
--------------------------------------------------------------------------------------------------------------------------
       10.31       -    Amended and Restated Employment Agreement Terry L. Pope dated December 19, 1996 (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

       10.32       -    Asset Purchase Agreement dated December 21, 1996, between the Company and Quarles Drilling
                        Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

      *10.33       -    Asset Purchase Agreement dated March 5, 1997, by and between the Company and Southland Drilling
                        Company, Ltd.

       10.34       -    Registration Rights Agreement with Bear Stearns & Co. Inc. dated March 25, 1994, as assigned to
                        Remy Capital Partners III, L.P. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994).

       *21.1       -    List of subsidiaries of the Company.

       *23.1       -    Consent of Ernst & Young LLP.

       *27.1       -    Financial Data Schedule.

*Filed herewith.

         As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Registration Statement certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

                                UTI ENERGY CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS





                                    CONTENTS


REPORT OF INDEPENDENT AUDITORS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

   Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

   Consolidated Statements of Changes in Shareholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . . F-5

   Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
UTI Energy Corp.


We have audited the accompanying consolidated balance sheets of UTI Energy Corp. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTI Energy Corp. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young, LLP

Philadelphia, Pennsylvania
February 28, 1997, except for Note 13, as to which the date is March 24, 1997

                                UTI ENERGY CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                                                                   DECEMBER 31,
                                                                                        ------------------------------
                                                                                             1996            1995
                                                                                        --------------   -------------
                                                                                                  (IN THOUSANDS)
                                                          ASSETS
CURRENT ASSETS
   Cash     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $         570    $   2,273
   Accounts receivable, net of allowance for doubtful
     accounts of $305 in 1996 and $193 in 1995  . . . . . . . . . . . . . . . . . . . .        17,831        9,370
   Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           598          669
   Materials and supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           874          803
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,749        2,261
                                                                                        -------------    ---------
                                                                                               21,622       15,376
PROPERTY AND EQUIPMENT
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           749          775
   Buildings and improvements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,760        1,792
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        58,421       33,504
   Oil and gas working interests  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,732        1,690
   Construction in process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           338          292
                                                                                        -------------    ---------
                                                                                               63,000       38,053
   Less accumulated depreciation and amortization   . . . . . . . . . . . . . . . . . .        23,149       20,269
                                                                                        -------------    ---------
                                                                                               39,851       17,784

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          551
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           397          279
                                                                                        -------------    ---------

                                                                                        $      61,870    $  33,990
                                                                                        =============    =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . $       4,507    $   2,542
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,945        4,244
   Accrued payroll costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,445        1,399
   Other accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           964        1,764
                                                                                        -------------    ---------
                                                                                               15,861        9,949

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .        14,658        8,701
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,305            -
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           350          350

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, $.001 par value, 10,000,000
     shares authorized, 3,602,336 shares issued
     and outstanding in 1996, 3,466,222 shares
     issued and outstanding in 1995   . . . . . . . . . . . . . . . . . . . . . . . . .             4            3
   Additional capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,877       15,095
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,916           63
   Restricted stock plan unearned compensation  . . . . . . . . . . . . . . . . . . . .          (101)        (171)
                                                                                        -------------    ---------
                                                                                               22,696       14,990
                                                                                        -------------    ---------

                                                                                        $      61,870    $  33,990
                                                                                        =============    =========

See accompanying notes.

                                UTI ENERGY CORP.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                       YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                                1996             1995           1994
                                                                           -------------    -------------    ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
   Oilfield service   . . . . . . . . . . . . . . . . . . . . . . . . . .  $     96,628     $     39,844     $    35,831
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           673              280             444
                                                                           ------------     ------------     -----------
                                                                                 97,301           40,124          36,275
COSTS AND EXPENSES
   Cost of sales
       Oilfield service . . . . . . . . . . . . . . . . . . . . . . . . .        77,891           32,507          27,710
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           366              178             147
   Selling, general and administrative  . . . . . . . . . . . . . . . . .         7,768            5,082           4,958
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .         4,292            2,552           2,302
                                                                           ------------     ------------     -----------
                                                                                 90,317           40,319          35,117
                                                                           ------------     ------------     -----------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . .         6,984             (195)          1,158

OTHER INCOME (EXPENSE)
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,148)            (265)           (260)
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,341              293             461
                                                                           ------------     ------------     -----------
                                                                                    193               28             201
                                                                           ------------     ------------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .         7,177             (167)          1,359

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,324             (592)            293
                                                                           ------------     ------------     -----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . .         4,853              425           1,066

INCOME FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . .             -               38              26

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS . . . . . . . . . . . . . . .             -             (361)              -
                                                                           ------------     ------------     -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      4,853     $        102     $     1,092
                                                                           ============     ============     ===========

PRIMARY EARNINGS PER COMMON SHARE:
   Continuing operations  . . . . . . . . . . . . . . . . . . . . . . . .  $       1.27     $       0.13     $      0.33
   Discontinued operations  . . . . . . . . . . . . . . . . . . . . . . .             -             0.01            0.01
   Loss on disposal of discontinued operations  . . . . . . . . . . . . .             -            (0.11)              -
                                                                           ------------     ------------     -----------

                                                                           $       1.27     $       0.03     $      0.34
                                                                           ============     ============     ===========

FULLY DILUTED EARNINGS PER COMMON SHARE:
   Continuing operations  . . . . . . . . . . . . . . . . . . . . . . . .  $       1.26     $       0.13     $      0.33
   Discontinued operations  . . . . . . . . . . . . . . . . . . . . . . .             -             0.01            0.01
   Loss on disposal of discontinued operations  . . . . . . . . . . . . .             -            (0.11)              -
                                                                           ------------     ------------     -----------

                                                                           $       1.26     $       0.03     $      0.34
                                                                           ============     ============     ===========

AVERAGE COMMON SHARES OUTSTANDING
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,813,062        3,299,556       3,244,000
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,853,164        3,299,556       3,244,000

See accompanying notes.

                                UTI ENERGY CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                              COMMON STOCK                                        RESTRICTED
                                       --------------------------                  RETAINED       STOCK PLAN
                                          NUMBER                    ADDITIONAL     EARNINGS        UNEARNED
                                         OF SHARES     PAR $.001     CAPITAL      (DEFICIT)      COMPENSATION      Total
                                       ------------  ------------   ----------   -----------    --------------  ----------
                                                             (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Balance at December 31, 1993  . . . .     3,244,000   $        3    $  14,116     $  (1,131)     $    (400)     $ 12,588
   Net income   . . . . . . . . . . .                          -            -         1,092              -         1,092
   Vesting of restricted
     stock plan   . . . . . . . . . .                          -          (15)            -             80            65
                                        -----------   ----------    ---------     ---------      ---------      --------

Balance at December 31, 1994  . . . .    3,244,000             3       14,101           (39)          (320)       13,745
   Net income   . . . . . . . . . . .                          -            -           102              -           102
   Issuance of common stock   . . . .      222,222             -          994             -              -           994
   Vesting of restricted
     stock plan   . . . . . . . . . .                          -            -             -            149           149
                                       ------------   ----------    ---------     ---------      ---------      --------

Balance at December 31, 1995  . . . .     3,466,222            3       15,095            63           (171)       14,990
   Net income   . . . . . . . . . . .                          -            -         4,853              -         4,853
   Warrants issued  . . . . . . . . .                          -          710             -              -           710
   Exercise of options  . . . . . . .       136,114            1        1,838             -              -         1,839
   Vesting of restricted
     stock plan   . . . . . . . . . .                          -          234             -             70           304
                                       -----------    ----------    ---------     ---------      ---------      --------

Balance at December 31, 1996  . . . .    3,602,336    $        4    $  17,877     $   4,916      $    (101)     $ 22,696
                                       ===========    ==========    =========     =========      =========      ========

See accompanying notes.

                                UTI ENERGY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                                1996             1995            1994
                                                                           -------------    -------------    -----------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Income from continuing operations  . . . . . . . . . . . . . . . . . .  $      4,853     $        425     $     1,066
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . .         4,292            2,552           2,302
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .           799             (650)          (187)
       Amortization of debt discount  . . . . . . . . . . . . . . . . . .            68                -              -
       Stock compensation expense . . . . . . . . . . . . . . . . . . . .           304              149             65
       Provision (recovery) for bad debts . . . . . . . . . . . . . . . .           112              (10)            70
       Gain on disposal of fixed assets . . . . . . . . . . . . . . . . .          (517)             (63)          (142)
       Change in operating assets and liabilities, net of
         effect of business acquired:
          Accounts receivable and prepaids  . . . . . . . . . . . . . . .        (7,990)          (2,316)           956
          Materials and supplies  . . . . . . . . . . . . . . . . . . . .           (71)              35            (82)
          Accounts payable, accrued expenses and accrued
            payroll costs   . . . . . . . . . . . . . . . . . . . . . . .         4,647              564           (824)
          Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (174)             (86)           (38)
                                                                           ------------     ------------     ----------
   Net cash provided by continuing operations   . . . . . . . . . . . . .         6,323              600          3,186
   Net cash provided (used) by discontinued operations  . . . . . . . . .             -           (1,108)         1,991
                                                                           ------------     ------------     ----------
              Net cash provided (used) by operating activities  . . . . .         6,323             (508)         5,177

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . .        (4,311)          (1,910)        (1,343)
   Acquisitions of businesses   . . . . . . . . . . . . . . . . . . . . .        (6,000)         (12,946)             -
   Proceeds from sale of discontinued operations  . . . . . . . . . . . .             -            4,870              -
   Proceeds from sale of property and equipment   . . . . . . . . . . . .         1,113              304            350
                                                                           ------------     ------------     ----------
              Net cash used by investing activities . . . . . . . . . . .        (9,198)          (9,682)          (993)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt   . . . . . . . . . . . . . .         2,600            9,264            264
   Repayments of long-term debt   . . . . . . . . . . . . . . . . . . . .        (2,467)          (1,580)          (892)
   Proceeds from issuance of common stock   . . . . . . . . . . . . . . .         1,039              994              -
                                                                           ------------     ------------     ----------
              Net cash provided (used) by financing activities  . . . . .         1,172            8,678           (628)
                                                                           ------------     ------------     ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,703)          (1,512)         3,556

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,273            3,785            229
                                                                           ------------     ------------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . .  $        570     $      2,273     $    3,785
                                                                           ============     ============     ==========

See accompanying notes.

                                UTI ENERGY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         UTI Energy Corp. (the "Company") is engaged in the businesses of contract drilling, providing oil and gas well stimulation, and cementing and completion services. The primary market for the Company's services is the onshore oil and gas industry, and the customers consist primarily of major oil companies, and independent oil and gas producers.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Inventories

         Materials and supplies are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are stated on the basis of cost. Improvements are capitalized and depreciated over the period of benefit. Amortization of assets acquired under capital leases are included in depreciation expense. The provision for depreciation was determined by the straight-line method over the estimated useful lives of the related assets which are as follows: buildings--30 years, building improvements--7-10 years, machinery and equipment--2-15 years.

                                UTI ENERGY CORP.

         Working Interests in Oil and Gas Wells

         The Company accounts for its oil and gas operations under the successful efforts method of accounting.

         The Company recognizes oil and gas revenue from its working interests based upon the sales method. Working interests in wells are included in property and equipment and are stated at cost less accumulated amortization. Amortization is based on the units of production method utilizing estimated reserves and sales of oil and gas from the wells.

         Revenue Recognition

         Revenues are recognized when services have been performed. Revenues from footage and turnkey drilling contracts are recognized using the percentage of completion method of accounting. Losses, if any, are provided for in the period in which the loss is determined.

         Earnings Per Share

         Earnings (loss) per common share is calculated by dividing net income by the aggregate of the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding.

         Stock-Based Compensation

         The Company follows the method of accounting for employee stock compensation plans prescribed by APB No. 25, which is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). In accordance with APB No. 25, the Company has not recognized compensation expense for stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant, which is the measurement date.

         Changes in Accounting Principles

         Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires companies to write down to estimated fair value long-lived assets that are impaired. This change did not have a significant effect on the Company's financial statements.

         Reclassifications

         Certain items in the prior years' financial statements have been reclassified to conform with the presentation in the current year.

                                UTI ENERGY CORP.

2.       ACQUISITIONS

         Effective November 1, 1995, the Company purchased all of the capital stock of FWA Drilling Company, Inc. (FWA) for $14,000,000 in cash.
         FWA is engaged in contract drilling in Texas. The acquisition was accounted for using the purchase method, and FWA's operating results since November 1, 1995, have been consolidated with the operating results of the Company. The estimated fair market value of the assets acquired exceeded the purchase price by $4.9 million, which reduced long-term assets acquired.

         On August 14, 1996, the Company purchased all of the capital stock of the Viersen & Cochran Drilling Company ("Viersen"). Viersen was engaged in contract drilling in Oklahoma but had suspended its operations prior to the closing date. The consideration paid for Viersen consisted of (i) $6,000,000 in cash paid on August 14, 1996;
         (ii) a two-year $8,000,000 promissory note executed by the Company in favor of the Seller; and (iii) stock warrants with a two-year term to purchase 200,000 shares of the Company's common stock, $.001 par value at $15 per share. The acquisition was accounted for using the purchase method, and Viersen's operating results since August 14, 1996, have been consolidated with the operating results of the Company.

         The following pro forma operating results reflect the inclusion of FWA for 1994 and 1995, and the inclusion of Viersen for 1995 and 1996:

                                                                                  Years Ended December 31,
                                                                 --------------------------------------------------------
                                                                       1996                  1995                1994
                                                                 -----------------      --------------       ------------
                                                                                       (in thousands)
         Revenue  . . . . . . . . . . . . . . . . . . . . . . . . $      99,027         $      77,405        $     72,715
                                                                  =============         =============        ============
         Income from continuing
           operations . . . . . . . . . . . . . . . . . . . . . . $       3,935         $         151        $      2,343
                                                                  =============         =============        ============

         Earnings per share from
           continuing operations  . . . . . . . . . . . . . . . . $        1.02         $        0.05        $        .68
                                                                  =============         =============        =============

3.       DISCONTINUED OPERATIONS

         On September 29, 1995, the Company sold its oil field supply business for cash of $4,870,000. The net results of the oil field supply business for all periods presented are reported separately in the Consolidated Statement of Income as "Income from discontinued operations." Prior period financial statements have been restated to report the oil field supply business as a discontinued operation.

                                UTI ENERGY CORP.

         The following is a summary of the results of operations of the Company's oil field supply business:

                                                           Years Ended December 31,
                                                      ----------------------------------
                                                           1995                 1994
                                                      --------------       -------------
                                                                (in thousands)
         Revenue . . . . . . . . . . . . . . . . . .  $      13,407        $     18,617
                                                      =============        ============
         Income from operations (net of income
           taxes of $14, and $13)  . . . . . . . . .  $          38        $         26
         Loss on disposal (net of income tax
           benefit of $129)  . . . . . . . . . . . .           (361)                  -
                                                      -------------        ------------

         Income (loss) from discontinued
           operations  . . . . . . . . . . . . . . .  $        (323)       $         26
                                                      =============        ============

4.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995, are as follows:

                                                                    1996                 1995
                                                               --------------       -------------
                                                                         (in thousands)
                  Deferred tax assets:
                     Alternative minimum tax credits  . . . .  $         675        $      1,056
                     Investment tax credits . . . . . . . . .            232                 531
                     Fuel tax credit  . . . . . . . . . . . .              -                  73
                     Accrued liabilities  . . . . . . . . . .            780                 646
                     Valuation allowance  . . . . . . . . . .           (232)               (636)
                                                               -------------        ------------
                        Total deferred tax asset  . . . . . .          1,455               1,670

                  Deferred tax liabilities:
                     Depreciation . . . . . . . . . . . . . .         (9,760)             (1,119)
                                                               --------------       ------------

                  Net deferred tax asset (liability)  . . . .  $      (8,305)       $        551
                                                               =============        ============

         SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. During 1996 and 1995, the Company decreased its valuation allowance since management believes that it is more likely than not that the deferred tax asset will be realized primarily from future taxable income over the next several years. Management assesses the realizability of the Company's deferred tax asset on a continuous basis and adjusts the valuation allowance in the event that circumstances affecting the realization of the deferred tax asset change.

                                UTI ENERGY CORP.

         At December 31, 1996, the Company has available approximately $232,000 of investment tax credit carryforwards for which a valuation allowance has been provided in as much as it is the Company's opinion that these credits will not be available to reduce future tax payments. The credits expire between 1998 and 2001. The Company utilizes the flow-through method for recognizing investment tax credits.

         The components of the provision for income taxes from continuing operations are as follows:

                                                                  Years Ended December 31,
                                                   ------------------------------------------------------
                                                       1996                 1995                1994
                                                   -------------       --------------      --------------
                                                                       (in thousands)
        Income taxes:
        Current:
           Federal   . . . . . . . . . . . . . .   $      1,372        $         57        $         442
           State   . . . . . . . . . . . . . . .            153                   1                   38
                                                   ------------        ------------        -------------
                                                          1,525                  58                  480
        Deferred:
           Federal   . . . . . . . . . . . . . .            740                (622)                 (95)
           State   . . . . . . . . . . . . . . .             59                 (28)                 (92)
                                                   ------------        -------------       -------------
                                                            799                (650)                (187)
                                                   ------------        ------------        -------------

                                                   $      2,324        $       (592)       $         293
                                                   ============        ============        =============

         The difference between tax expense on continuing operations computed at the federal income tax rate of 34% and actual tax expense is as follows:

                                                                  Years Ended December 31,
                                                   ------------------------------------------------------
                                                       1996                 1995                1994
                                                   -------------       --------------      --------------
                                                                       (in thousands)
        Taxes at 34% applied to pre-tax
         income (loss) . . . . . . . . . . . . .   $      2,440        $         (57)      $         462
        State income tax . . . . . . . . . . . .            141                  (17)                (36)
        Permanent differences, principally
         nondeductible expenses  . . . . . . . .            123                   81                 125
        Change in valuation allowance and
         realization of tax credit carryforwards           (404)                (577)               (217)
        Other    . . . . . . . . . . . . . . . .             24                  (22)                (41)
                                                   ------------        -------------       -------------
                                                   $      2,324        $        (592)      $         293
                                                   ============        =============       =============

                                UTI ENERGY CORP.

5.       WARRANTS

         As part of the consideration for redemption of its Series A Preferred Stock in December 1993, the Company issued warrants to purchase up to 162,000 shares of Common Stock at an exercise price of $8.00 per share. The warrants are exercisable in whole or in part for three years beginning December 14, 1995.

         As part of the consideration paid to acquire Viersen & Cochran Drilling Company, the Company issued warrants to purchase up to 200,000 shares of Common Stock at an exercise price of $15 per share. The warrants are exercisable in whole or part for two years beginning August 14, 1996.

6.       LEASES

         Future minimum payments, for each year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996:

                                                            Capital            Operating
                                                            Leases               Leases
                                                        --------------       -------------
                                                                  (in thousands)
           1997  . . . . . . . . . . . . . . . . . . .  $         225        $        297
           1998  . . . . . . . . . . . . . . . . . . .             54                 236
           1999  . . . . . . . . . . . . . . . . . . .              2                 116
           2000  . . . . . . . . . . . . . . . . . . .              -                  90
           2001 and thereafter . . . . . . . . . . . .              -                  83
                                                        -------------        ------------
           Total minimum lease payments  . . . . . . .            281        $        822
           Amounts representing interest . . . . . . .             22        ============
                                                        -------------
           Present value of net minimum lease
             payments  . . . . . . . . . . . . . . . .  $         259
                                                        =============

         Rental expense for all operating leases was approximately $448,000, $181,000 and $221,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                UTI ENERGY CORP.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

         On August 14, 1996, the Company purchased all of the capital stock of the Viersen & Cochran Drilling Company. In connection with the acquisition, the Company incurred deferred tax liabilities, assumed certain other liabilities and issued debt and stock warrants to the seller as follows (in thousands):

         Cash paid for the capital stock . . . . . . . . . . . . . . . .   $      6,000
         Long-term debt issued . . . . . . . . . . . . . . . . . . . . .          8,000
           Less: discount  . . . . . . . . . . . . . . . . . . . . . . .           (312)
         Deferred tax liabilities  . . . . . . . . . . . . . . . . . . .          8,057
         Other directly related liabilities  . . . . . . . . . . . . . .            100
         Stock warrants issued . . . . . . . . . . . . . . . . . . . . .            710
                                                                           ------------
         Fair Value of Assets Acquired . . . . . . . . . . . . . . . . .   $     22,555
                                                                           ============

         Other non-cash investing and financing activities for 1996 are as follows (in thousands):

                 Tax benefit of exercised options reflected as
                   additional capital  . . . . . . . . . . . . . . . . . . . . .   $        800
                 Long-term debt issued for equipment acquisitions  . . . . . . .             34

         Interest paid amounted to approximately $893,000, $427,000 and $388,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Income taxes of approximately $1,389,000, $339,000 and $329,000 were paid in the years ended December 31, 1996, 1995 and 1994, respectively.

                                UTI ENERGY CORP.

8.       LONG-TERM DEBT

         The Company's long-term debt at December 31, 1996 and 1995, consisted of the following:

                                                                                                   December 31,
                                                                                        ---------------------------------
                                                                                             1996                 1995
                                                                                        --------------       ------------
                                                                                                  (in thousands)
         Promissory note, other, dated August 14, 1996, fixed
           rate (6.0%), due in two installments of $1,500,000
           due August 1997 and February 1998, with the final
           installment of $5,000,000 due August 1998  . . . . . . . . . . . . . . . . . $       8,000        $          -

         Promissory notes, financial institution, dated November 20,
           1995, variable rate (7.975% at December 31, 1996) due
           in $150,000 monthly installments through 2000  . . . . . . . . . . . . . . .         7,050               8,850

         Revolving credit agreement,bank, effective December 7, 1995, up to $8,400,000 through June 30, 1998, at the lower of
           the prime rate or other rate options available at the time
           of borrowing (8.25% at December 31, 1996). . . . . . . . . . . . . . . . . .         2,600                   -

         Promissory note, other, dated December 15, 1993,
           fixed rate (5.75%), due in minimum annual
           installments of $500,000 through 1999  . . . . . . . . . . . . . . . . . . .         1,500               2,000

         Capital lease obligations, interest at fixed
           (ranging from 5.5% to 9.5%) and variable (8.25%
           at December 31, 1996) rates, due in varying
           amounts through February 1999  . . . . . . . . . . . . . . . . . . . . . . .           259                 393
                                                                                        -------------        ------------
                                                                                               19,409              11,243
         Less unamortized discount  . . . . . . . . . . . . . . . . . . . . . . . . . .           244                   -
         Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,507               2,542
                                                                                        -------------        ------------

                                                                                        $      14,658        $      8,701
                                                                                        =============        =============

                                UTI ENERGY CORP.

         Maturities of long-term debt, excluding unamortized discount, for the succeeding five years as of December 31, 1996, are as follows:

                                                                     Long-Term              Capital
                                                                       Debt                 Leases             Total
                                                                 -----------------      --------------       ---------
                                                                                       (in thousands)
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . $       4,300         $         207        $   4,507
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . .        11,400                    50           11,450
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . .         1,800                     2            1,802
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . .         1,650                     -            1,650

         The promissory note dated August 14, 1996, is guaranteed by a subsidiary Company and is secured by certain assets of that subsidiary.

         The promissory notes dated November 20, 1995, are secured by certain drilling equipment owned by subsidiaries of the Company and the Company is a guarantor of these notes. The notes also include certain financial covenants covering tangible net worth, debt service coverage and leverage ratios.

         The revolving credit agreement, which is to be used for working capital and general corporate purposes, is secured by the pledge of Company accounts receivable and inventory. Maximum borrowings under this facility in 1996 were $6,000,000, with average borrowings during the year of $1,116,308 and a weighted average interest rate on borrowings during the year of 8.32%. A standby letter of credit of $400,000 is issued under this agreement. The agreement also includes certain financial covenants covering tangible net worth, debt service coverage and leverage ratios. The entire outstanding balance at December 31, 1996 has been treated as long- term, as it is the Company's intention not to pay this amount down until June 1998.

         The promissory note dated December 15, 1993, requires annual mandatory prepayments not exceeding $500,000 per year of principal, commencing on April 1, 1995, until the note is fully repaid in an amount equal to the Company's excess cash flow as defined. Excess cash flow is generally net income adjusted for noncash expenditures, less the Company's $500,000 required annual redemption and the lesser of $1,750,000 or actual capital expenditures. The Company will make a mandatory prepayment of $500,000 on April 1, 1997.


9.       STOCK PLANS

         In December 1993, the Company established a Restricted Stock Plan and a Non-Qualified Stock Option Plan.

         Under the Restricted Plan, 50,000 shares of Common Stock were awarded to certain full-time employees of the Company. Common Stock awarded under the Restricted Stock Plan vests in five equal annual installments contingent upon the beneficiaries' continued employment by the Company. As of December 31, 1996, 12,670 shares were unvested.

                                UTI ENERGY CORP.

         Under the Non-Qualified Stock Option Plan, the Company awarded options to senior management to purchase 486,600 shares of Common Stock with an exercise price of $8 per share. The options vest in five equal annual installments contingent upon continued employment by the Company. On December 15, 1995, the options were repriced from $8 to prices ranging from $5 5/16 (the fair market value on December 15, 1995) to $6 3/8, depending upon the individual as well as the vesting date of the option. In addition, the term of each option was reduced from ten years from the original date of grant to five years from date of repricing. As of December 31, 1996, options to purchase 180,174 shares were exercisable and options to purchase 116,786 shares were unvested.

         In July 1996, the Company's shareholders approved the award of options to purchase 120,000 shares of the Company's common stock at a price equal to the fair market value of the stock at the date of grant to REMY Investors and Consultants, Inc., general partner of REMY Capital Partners III, L.P. an owner of 48.2% of the Company's common stock. These options expire five years from the date of grant. The options were awarded in December of 1995 as a result of the services REMY Investors and Consultants, Inc. rendered in connection with the acquisition and related financing of FWA Drilling Company, Inc. and the Company's sale of the assets of Union Supply Company.

         In July 1996, the Company's shareholders approved the Non-Employee Director Stock Option Plan (Director Plan), a non qualified stock option plan. Under the Director Plan, options to purchase up to an aggregate of 100,000 shares of Common Stock of the Company may be granted to non-employee directors of the Company. The Director Plan provides for the grant of an option to purchase 2,500 shares of Common Stock to each non-employee director as of December 19, 1995 and to each future non-employee director as of the date he is first elected. Options granted pursuant to the Director Plan stipulate that the purchase price per share be equal to the fair market value of the Common Stock as of the date of grant. Commencing on December 31, 1996, each non-employee director who has served for a period of at least one year will automatically be granted on December 31 an option to purchase 1,250 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock as of the date of grant. At December 31, 1996, 88,750 shares were available for granting of such options. No options under this plan will be granted after December 18, 2005. All options issued expire five years from the date of grant.

         In July 1996, the Company's shareholders approved the UTI Energy Corp. 1996 Employee Stock Option Plan. Under the plan, the Company can award options on up to 300,000 shares of Common Stock to certain full-time employees at a price equal to the fair market value of the stock at the date the option is granted. During 1996, the Company awarded options to purchase 95,000 shares of Common Stock at an exercise price of $13.75 per share. The options vest over one to five years, with no options being exercisable at December 31, 1996.

         FASB Statement 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in that Statement for options granted or modified after December 31, 1994. The fair value for applicable options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.38% and 6.70%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .307 and .438 and a weighted average expected life of the option of 2.64 and 3.52 years.

                                UTI ENERGY CORP.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                           1996                 1995
                                                      --------------       -------------
         Proforma net income (loss)  . . . . . . . .  $       4,739        $       (107)

         Pro forma earnings (loss)
          per share:
            Primary  . . . . . . . . . . . . . . . .  $        1.24        $       (.03)
            Fully diluted  . . . . . . . . . . . . .  $        1.23        $       (.03)

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                                                              Weighted-
                                                                           Shares              Average
                                                                            Under              Exercise
                                                                           Option               Price
                                                                       --------------       -------------
         Outstanding, December 31,
          1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .        486,600        $        8.00
              Granted . . . . . . . . . . . . . . . . . . . . . . . .        434,460        $        5.55
              Cancelled . . . . . . . . . . . . . . . . . . . . . . .       (306,960)       $        8.00
                                                                       -------------

         Outstanding, December 31, 1995 . . . . . . . . . . . . . . .        614,100        $        6.27
              Granted . . . . . . . . . . . . . . . . . . . . . . . .         98,750        $       14.57
              Exercised . . . . . . . . . . . . . . . . . . . . . . .       (136,114)       $        7.63
              Cancelled . . . . . . . . . . . . . . . . . . . . . . .        (53,526)       $        8.00
                                                                       -------------

         Outstanding, December 31, 1996 . . . . . . . . . . . . . . .        523,210        $        7.30
                                                                       =============

         Exercisable, December 31,
              1994  . . . . . . . . . . . . . . . . . . . . . . . . .         97,320        $        8.00
              1995  . . . . . . . . . . . . . . . . . . . . . . . . .        377,900        $        6.37
              1996  . . . . . . . . . . . . . . . . . . . . . . . . .        307,680        $        5.64

         Weighted-average fair value of options granted during 1996 and 1995 were $5.59 per share and $1.32 per share, respectively.

         Exercise price for options outstanding as of December 31, 1996, ranged from $5.69 per share to $35.38 per share. The weighted-average remaining contractual life of those options is 4.25 years.

                                UTI ENERGY CORP.

10.      DEFINED CONTRIBUTION PLANS

         The Company maintains two defined contribution plans. Employees who have completed one year of service (1,000 active work hours) and are age 21 or older are eligible to participate. Company matching provisions and vesting schedules vary by plan. For the years ended December 31, 1996, 1995 and 1994, the Company made matching contributions totaling approximately $406,000, $156,000 and $189,000 respectively. Effective January 1, 1997, the two plans were combined.

11.      CONTINGENCIES

         The Company is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance and these matters will not have a material adverse effect on the Company's financial position.

         The Company is partially self-insured for employee health insurance claims and for workers' compensation. The Company incurs a maximum of $75,000 per employee under medical claims and a maximum of $250,000 per event for workers' compensation claims. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

12.      FINANCIAL INSTRUMENTS

         Concentrations of credit risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash balances and trade accounts receivable.

         In 1996, one customer accounted for approximately 25% of the revenue and approximately 20% of accounts receivable at December 31, 1996.

         The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company provides allowances for potential credit losses when necessary.

         The Company maintains cash balances with various financial institutions. These financial institutions are located throughout the country and Company policy is designed to limit exposure to any one institution. However, at December 31, 1996, the Company had cash in one institution in excess of insured limits. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy to ensure high credit quality.

         Cash and cash equivalents, accounts receivable and accounts payable:
         The carrying amounts reported in the balance sheets approximate fair value.

         Long and short-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and all promissory notes approximate their fair value. The fair value of debt was estimated by management based upon current interest rates available to the Company at the respective balance sheet dates for similar issues.

                                UTI ENERGY CORP.

13.      SUBSEQUENT EVENTS

         On January 27, 1997, the Company acquired the contract drilling division of Quarles Drilling, Inc. (Quarles) for $16.2 million, consisting of $8.1 million and 256,175 shares of Common Stock having a value at the time the agreement was negotiated of $8.1 million. The cash portion of the purchase price was funded with advances under the line of credit of $4.1 million and a $4.0 million advance pursuant to a new bank term loan. The term loan bears interest at the bank's prime rate and is secured by a pledge of certain of the Company's accounts receivable and inventory. Under the terms of the acquisition agreement, Quarles is entitled to receive additional shares of Common Stock in the event the market price of the Common Stock on the effective date of resale is less than $31.69 per share. The number of additional shares will be equal to the number of shares sufficient to provide Quarles with $8.1 million of Common Stock based on the market price of the Common Stock on such date. In the event the market price of the Common Stock is greater than $31.69 per share on such date, Quarles is required to return a number of shares of Common Stock having a value (at such market price) equal to one-half of the amount by which the market price of the shares (at such market price) initially issued is greater than $8.1 million.

         On February 13, 1997, the Company exercised its option to purchase a leased facility for $485,000.

         On March 5, 1997, the Company entered into an agreement to purchase eight rigs and the contract drilling business of Southland Drilling Company, Ltd. ("Southland") for $28 million and warrants to purchase 100,000 shares of Common Stock. The Company's acquisition of Southland is subject to financing. The Company has paid a non-refundable deposit of $500,000 towards the purchase of the rigs and will be required to pay an additional $500,000 as liquidated damages in the event the transaction does not close due to the Company's inability to obtain financing. Southland may terminate the agreement if the Company does not obtain the required financing by April 15, 1997. The Company currently expects to finance the acquisition of the Southland rigs through a combination of an institutional private placement of debt and bank borrowings, which is expected to include the issuance of warrants to purchase common stock. The Company also has the right to finance $13 million of the purchase price through a $13 million subordinated note payable to Southland. The Company, however, can reduce the purchase price by $750,000 if it elects to pay cash in lieu of such note. Accordingly, the Company is currently pursuing financing for the entire purchase price to take advantage of this discount. The Southland acquisition is also subject to various customary conditions to closing. Although the Company currently anticipates obtaining financing for the Southland acquisition, there can be no assurance that the transaction will close. If the Company is unable to obtain financing for the acquisition, earnings will be affected by the loss of the deposit and liquidated damages.

                                UTI ENERGY CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at     Charged to       Charges-                     Balance
                                                Beginning      Costs and          Other                      at End
Description                                     of Period      Expenses (1)     Accounts      Deductions     of Period
-----------                                     -------------  ------------    ----------     ----------     ---------
                                                                              (in thousands)
Year Ended December 31, 1996
   Deducted from asset accounts:
       Allowance for doubtful
         accounts . . . . . . . . . . . . . .   $     193      $     141      $       -       $      29 (2)   $    305
       Reserve for inventory  . . . . . . . .           1              7              -               7 (3)          1
                                                ---------      ---------      ---------       ---------       --------

          Totals  . . . . . . . . . . . . . .   $     194      $     148      $       -       $      36       $    306
                                                =========      =========      =========       =========       ========

Year Ended December 31, 1995
   Deducted from asset accounts:
       Allowance for doubtful
         accounts . . . . . . . . . . . . . .   $     203      $     (10)     $       -       $       -       $    193
       Reserve for inventory  . . . . . . . .           2             (1)             -               -              1
                                                ---------      ---------      ---------       ---------       --------

          Totals  . . . . . . . . . . . . . .   $     205      $     (11)     $       -       $       -       $    194
                                                =========      =========      =========       =========       ========

Year Ended December 31, 1994
   Deducted from asset accounts:
       Allowance for doubtful
         accounts . . . . . . . . . . . . . .   $     136      $      70      $       -       $       3 (2)   $    203
       Reserve for inventory  . . . . . . . .          10             (8)             -               -              2
                                                ---------      ---------      ---------       ---------       --------

          Totals  . . . . . . . . . . . . . .   $     146      $      62      $       -       $       -       $    205
                                                =========      =========      =========       =========       ========

(1)  Net of recoveries.
(2)  Uncollectible accounts written off.
(3)  Inventory Adjustment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTI ENERGY CORP.

By:      /s/ Vaughn E. Drum
         ------------------------------------
         Vaughn E. Drum, President,
         Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                            TITLE                            DATE
---------------------------------------------------   ---------------------------------------------   --------------
               /s/ Vaughn E. Drum                     President, Chief Executive Officer              March 25, 1997
---------------------------------------------------     and Director
                   Vaughn E. Drum

               /s/ Mark S. Siegel                     Chairman and Director                           March 25, 1997
---------------------------------------------------
                   Mark S. Siegel

              /s/ Kenneth N. Berns                    Director                                        March 25, 1997
---------------------------------------------------
                  Kenneth N. Berns

                /s/ Terry H. Hunt                     Director                                        March 25, 1997
---------------------------------------------------
                    Terry H. Hunt

               /s/ P. Blake Dupuis                    Vice President, Treasurer and                   March 25, 1997
---------------------------------------------------     Chief Financial Officer
                   P. Blake Dupuis

               /s/ Nadine C. Smith                    Director                                        March 25, 1997
---------------------------------------------------
                   Nadine C. Smith

               /s/ Robert B. Spears                   Director                                        March 25, 1997
---------------------------------------------------
                   Robert B. Spears

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                                DESCRIPTION
------------------------------------------------------------------------------------------------------------------------
         3.1       -    Restated Certificate of Incorporation of the Company (incorporated by reference to Amendment No.
                        1 to the Company's Registration Statement on Form S-1 (No. 33-69726).

         3.2       -    Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69726).

         3.3       -    Amendment to Restated Certificate of Incorporation (incorporated by reference to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1994).

         3.4       -    By-laws of the Company, as amended (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1993).

         4.1       -    See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and amended By-laws of the Company defining the rights of the holders of Common Stock.

         4.2       -    Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-69726)).

         4.4       -    Stock Purchase Warrant dated August 14, 1996, between the Sam K. Viersen, Jr. Trust dated
                        September 9, 1986, as Amended and Restated on May 11, 1994, and UTI Energy Corp. (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1996).

         4.5       -    Warrant to purchase 162,000 shares of Common Stock (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

        10.1       -    Amended and Restated Loan and Security Agreement dated December 7, 1995 (the "Mellon Line of
                        Credit"), by and among UTI Energy Corp., UTICO, Inc., FWA Drilling Company, Triad Drilling
                        Company, Universal Well Services, Inc., and USC, Incorporated, and Mellon Bank, N.A.
                        (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

        10.2       -    First Amendment and Modification to the Mellon Line of Credit effective March 14, 1996
                        (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

        10.3       -    Second Amendment and Modification to the Mellon Line of Credit effective August 14, 1996
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

        10.4       -    Third Amendment and Modification to the mellon Line of Credit effective January 25, 1997
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

        10.5       -    Loan and Security Agreement dated as of January 23, 1997, by and among FWA Drilling Company,
                        Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services,
                        Inc., USC Incorporated, the Company, UTICO, Inc., Viersen & Cochran Drilling Company and Mellon
                        Bank, N.A. (incorporated by reference to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

        10.6       -    Noted dated January 23, 1997, in the principal amount of $4.0 million, from FWA Drilling
                        Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well
                        Services, Inc., USC Incorporated, the Company UTICO, Inc., Viersen & Cochran Drilling Company in
                        favor of Mellon Bank, N.A. (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

        10.7       -    Promissory Note of UTI Energy Corp. dated August 14, 1996, in the principal amount of $8.0 million in favor of the Sam K. Viersen, Jr. Trust dated September 9, 1986, as Amended and
                        Restated on May 11, 1994 (incorporated by reference to the Company's Current Report on Form 8-K dated August 28, 1996).

        10.8       -    Hypothecation/Security Agreement dated August 14, 1996, by Viersen & Cochran Drilling Company in
                        favor of the Sam K. Viersen, Jr. Trust dated September 9, 1996, as Amended and Restated on
                        May 11, 1994 (incorporated by reference to the Company's Current Report on Form 8-K dated
                        August 28, 1996).

        10.9       -    Promissory Note dated December 14, 1993, from the Company in favor of UGID Holding Corporation
                        (incorporated by reference to Amendment No. 4 to the Company's registration statement on Form S-
                        1 (No. 33-69726)).

       10.10       -    Loan and Security Agreement dated November 20, 1995, by and among Triad Drilling Company,
                        International Petroleum Service Company, FWA Drilling Company, Inc., and The CIT Group/Equipment
                        Financing, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

       10.11       -    Rider A to Loan and Security Agreement dated November 20, 1995, by and among Triad Drilling
                        Company, International Petroleum Service Company, FWA Drilling Company, Inc., and The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.12       -    Form of Promissory Note dated November 20, 1995, between each of FWA Drilling Company, Inc.,
                        Triad Drilling Company, International Petroleum Service Company, and The CIT Group/Equipment
                        Financing, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

       10.13       -    Guaranty Agreement dated December 20, 1995, by FWA Drilling Company, Inc. in favor of The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.14       -    Guaranty Agreement dated December 20, 1995, by Triad Drilling Company in favor of The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.15       -    Guaranty Agreement dated December 20, 1995, by International Petroleum Service Company in favor of The CIT Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1995).

       10.16       -    Guaranty Agreement dated December 20, 1995, by UTICO, Inc. in favor of The CIT Group/Equipment
                        Financing, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

       10.17       -    Guaranty Agreement dated December 20, 1995, by Universal Well Services, Inc. in favor of The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.18       -    Guaranty Agreement dated December 20, 1995, by UTI Energy Corp. in favor o The CIT
                        Group/Equipment Financing, Inc. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

       10.19       -    Subscription Agreement dated September 19, 1995, by and between Shamrock Holdings of California,
                        Inc. and UTI Energy Corp. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

       10.20       -    Purchase and Sale Agreement dated September 29, 1995, between UTI Energy Corp. and Union Supply
                        Company as Sellers and Continental EMSCO as Buyer (incorporated by reference to the Company's
                        Current Report on Form 8-K dated October 13, 1995).

       10.21       -    Agreement for Purchase and Sale of Common Stock of FWA Drilling Company, Inc. dated November 17,
                        1995, between UTI Energy Corp. and USX Corporation (incorporated by reference to the Company's
                        Current Report on Form 8-K dated December 1, 1995).

       10.22       -    1993 Restricted Stock Plan (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-69726)).

       10.23       -    UTI Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to the Company's
                        Registration Statement on Form S-8 dated October 2, 1996).

       10.24       -    UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to the
                        Company's Registration Statement on Form S-8 dated October 2, 1996).

       10.25       -    1993 Non-Qualified Incentive Stock Option Plan (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

       10.26       -    Warrant Agreement dated as of December 19, 1996, between the Company and Remy Consultants
                        Incorporated [incorporated by reference to proxy].

       10.27       -    Option Agreement dated as of August 31, 1996, between the Company and Eddie L. Nowell
                        (incorporated by reference to the Company's Registration Statement on Form S-8 dated October 2,
                        1996).

       10.28       -    Amended and Restated Employment Agreement with Vaughn E. Drum dated December 19, 1996
                        (incorporated by reference to the Company's Current Report ton Form 8-K dated January 27, 1997).

       10.29       -    Amended and Restated Employment Agreement with Gerald J. Guz dated December 19, 1996
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

       10.30       -    Amended and Restated Employment Agreement with Vincent J. Donahue dated December 19, 1996
                        (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

       10.31       -    Amended and Restated Employment Agreement Terry L. Pope dated December 19, 1996 (incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1997).

       10.32       -    Asset Purchase Agreement dated December 21, 1996, between the Company and Quarles Drilling
                        Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

      *10.33       -    Asset Purchase Agreement dated March 5, 1997, by and between the Company and Southland Drilling
                        Company, Ltd.

       10.34       -    Registration Rights Agreement with Bear Stearns & Co. Inc. dated March 25, 1994, as assigned to
                        Remy Capital Partners III, L.P. (incorporated by reference to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994).

       *21.1       -    List of subsidiaries of the Company.

       *23.1       -    Consent of Ernst & Young LLP.

       *27.1       -    Financial Data Schedule.

*Filed herewith.