Form 10-K/A
period 1996-12-31
UTI ENERGY CORP
filed 1997-04-30
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



                        AMENDMENT NO. 1 TO ANNUAL REPORT

          Filed pursuant to Section 12, 13, or 15(d) of the Securities

                              Exchange Act of 1934

For the fiscal year ended December 31, 1996          Commission File No. 1-12542

                                UTI ENERGY CORP.
                                ----------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                          23-2037823
---------------------------------------                      -------------------
    (State or other jurisdiction                              (I.R.S. Employer
          of incorporation)                                  Identification No.)

               Suite 112
         485 Devon Park Drive
         Wayne, Pennsylvania                                         19087
---------------------------------------                      -------------------
Address of principal executive offices)                           (Zip code)

(Registrant's telephone number, including area code)  (610) 971-9600
                                                      ---------------
Securities registered pursuant to section 12(b) of the Act:


     Title of each class               Name of each exchange of which registered
 ----------------------------          -----------------------------------------
 Common Stock, Par value $.001                    American Stock Exchange

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

                            Yes  [X]               No
                                -----                 -----

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. $51,078,000 at March 21, 1997
                -----------------------------

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each class of registrant's common stock as of the latest practicable date. 3,858,511 shares of Common Stock at March 21, 1997.
                  --------------------------------------------------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:


                       Part III, Items 10, 11, 12 and 13

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to the Company's bylaws, directors are elected to serve for three-year terms and until their successors are elected or their earlier resignation or removal. Class I directors' terms expire in 1998, Class II directors' terms expire in 1999 and Class III directors' terms expire in 1997. The officers of the Company are appointed by, and serve at the pleasure of, the Board. The following table sets forth information regarding the directors and executive officers of the Company:

NAME                                 AGE      POSITION
----                                 ---      --------
Mark S. Siegel                       46       Chairman and Class II Director (since 1995)

Vaughn E. Drum                       51       President, Chief Executive Officer and Class III Director (since 1986)

Kenneth N. Berns                     37       Class II Director (since 1995)

Terry H. Hunt                        48       Class I Director (since 1994)

Nadine C. Smith                      40       Class I Director (since 1995)

Robert B. Spears                     70       Class III Director (since 1994)

Karl W. Benzer                       46       Vice President; President and Chief Operating Officer of FWA Drilling
                                              Company, Inc.(1)

Vincent J. Donahue                   55       Vice President and Secretary

P. Blake Dupuis                      43       Vice President and Chief Financial Officer

Gerald J. Guz                        56       Senior Vice President; President and Chief Operating Officer of Universal
                                              Well Services, Inc.(1)

Terry L. Pope                        45       Vice President; President and Chief Operating Officer of Triad Drilling
                                              Company(1)

Willard E. White                     63       Vice President; President and Chief Operating Officer of International
                                              Petroleum Service Company(1)

------------------------------------------------
(1)      The named firm is a wholly-owned subsidiary of the Company.

Mark S. Siegel
         Mr. Siegel has served as President of REMY Investors & Consultants, Incorporated since 1993. From 1992 to 1993, Mr. Siegel was President, Music Division, Blockbuster Entertainment Corp. From 1988 through 1992, Mr. Siegel was an Executive Vice President of Shamrock Holdings, Inc. and Managing Director of Shamrock Capital Advisors, Incorporated. Mr. Siegel is a Director of Applause Enterprises, Inc. and Modern Videofilm, Inc. Mr. Siegel holds a B.A. from Colgate University and a J.D. from Boalt Hall School of Law.

Vaughn E. Drum
         Mr. Drum has served as President, Chief Executive Officer and a director of the Company since December 1986. Prior thereto, since 1980, Mr. Drum served in various capacities for UGI Development Company ("UGIDC"), a subsidiary of UGI Corporation, most recently as Executive Vice President with responsibility for all of UGIDC's oil
         field service operations.   Mr. Drum holds a B.S. in Petroleum
         Engineering from Marietta College.

Kenneth N. Berns
         Mr. Berns has been employed by REMY Investors and Consultants Incorporated since 1994. From 1990 through 1994, Mr. Berns was employed by affiliated real estate development and management companies including Ridge Properties, Ltd., Ridge Development, Ltd. and Spound Company. Mr. Berns is also the majority shareholder of RD Management, Inc., which is the general partner of Ridge Properties, Ltd.. Mr. Berns is a Certified Public Accountant and holds a B. S. in Business Administration and a Masters Degree in Taxation.

Terry H. Hunt
         Since 1992, Mr. Hunt has served as the President and Chief Executive Officer and a member of the Board of Directors of Penn Fuel Gas, Inc., a natural gas and propane distribution company. From 1989 to 1992, Mr. Hunt was the President and Chairman of Carnegie Natural Gas Company and Apollo Gas Company, natural gas production and distribution subsidiaries of USX Corporation. From 1984 through 1988, he served as Vice President of Delhi Gas Pipeline Corporation, a Texas-based intrastate pipeline company.

Nadine C. Smith
         Ms. Smith is President of N C Smith & Co. where she has been employed for at least the past five years. Specializing in mergers and acquisitions, she has over fifteen years experience as an investment banker, most recently with The First Boston Corporation. Ms. Smith has also been a strategy consultant with McKinsey & Co. She is a graduate of Smith College and Yale University.

Robert B. Spears
         Mr. Spears founded and was President and CEO of Spears & Associates from 1965 until 1989. Since 1989, he has been Chairman and Vice President, Business Development. Spears & Associates is a leading research-based consulting firm to the oil and gas industry worldwide.

Karl W. Benzer
         Mr. Benzer has served as Vice President of the Company since August 1994. He currently serves as President of FWA Drilling, a wholly owned subsidiary of the Company. He previously served as President of UTICO Hard Rock Boring, a division of the Company. Prior to joining the Company, Mr Benzer was Vice President of S. W. Jack Drilling Company and President of Cubby Drilling, Inc. Mr. Benzer holds a B.S. in Mechanical Engineering and a M.B.A. from the University of Rhode Island.

Vincent J. Donahue
         Mr. Donahue has served as Vice President and Secretary of the Company since March 1987. He holds a B.S. in Economics from Villanova University and an M.B.A. from Temple University.

P. Blake Dupuis
         Mr. Dupuis has served as Vice President and Chief Financial Officer of the Company since September 1996. Prior to joining the Company, Mr Dupuis served as Chief Financial Officer of Adcor-Nicklos Drilling Company and Coastwide Energy Services, Inc. Mr Dupuis is a Certified Public Accountant and holds a B.S. in Business Administration from the University of Southwestern Louisiana.

Gerald J. Guz
         Mr. Guz has served as Senior Vice President of the Company and President of Universal Well Services, Inc., a wholly owned subsidiary of the Company, since December 1986. Mr. Guz holds a B.S. in Business Management from St. Vincent College.

Terry L. Pope
         Mr. Pope has served as Vice President of the Company since 1987. Mr. Pope currently serves as President of Triad Drilling, a wholly owned subsidiary of the Company, and previously served as President of International Petroleum Service Company.

Willard E. White
         Mr. White has served as Vice President of the Company and President of International Petroleum Service Company, a wholly owned subsidiary of the Company, since September 1994. Prior to joining the Company, Mr. White was President of W. E. White, Inc., Petroleum Consultants. Mr. White is a graduate of Marietta College with a B.S. in Petroleum Engineering.

         There are no family relationships among any of the directors or executive officers of the Company, nor any arrangements or understandings between any director and any other person pursuant to which such director was selected as a director.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1996 through December 31, 1996, all filing requirements applicable to officers, directors, and greater than ten percent shareholders were complied with, except that Mr. Dupuis was late in filing a Form 3 reporting his appointment to the position of Vice President and Chief Financial Officer of the Company.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for 1996, 1995 and 1994 earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in 1996 (collectively, the Named Executive Officers):

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation               Long term compensation
                                        ------------------------------------     -------------------------------
                                                                                             Awards
                                                                                 -------------------------------
                                                                                                Securities
                                                              Other Annual       Restricted     Underlying        All other
   Name and Principal                  Salary      Bonus     Compensation(1)       Stock          Options      Compensation(3)
        Position             Year         $          $              $             Award(s)      SARs(#)(2)            $
------------------------    -------   ---------   -------    -----------------   ------------   ------------   ----------------
 Vaughn E. Drum              1996      144,950     58,912          --                --           94,320              2,899
 President and Chief         1995      144,950         --          --                --               --              2,899
 Executive Officer           1994      144,950         --          --                --               --              4,014

 Karl W. Benzer              1996       90,000     45,000          --                --               --              1,800
 Vice President              1995       90,000         --          --                --               --                762
                             1994       35,760         --          --                --               --                 --
 Vincent J. Donahue          1996       90,350     37,344          --                --           48,660              1,807
 Vice President and          1995       90,350         --          --                --               --              1,807
 Secretary                   1994       90,350         --          --                --               --              2,502


 Gerald J. Guz               1996       90,000     66,801          --                --           94,320              1,471
 Vice President              1995       90,000         --          --                --               --              1,350
                             1994       90,000         --          --                --               --              2,700
 Terry Pope                  1996       90,000     79,520          --                --           48,660              2,119
 Vice President              1995       90,000     12,500          --                --               --              1,726
                             1994       90,000         --          --                --               --              2,700

(1) The aggregate amounts of perquisites and other personal benefits, securities or property is less than 10% of each executive officer's combined annual salary and bonus during the applicable year.

(2) On December 15, 1995, the Compensation Committee of the Board of Directors approved the repricing of stock options granted to Messrs. Drum, Donahue, Guz and Pope from an exercise price of $8.00 per share to $5 5/16 per share (the fair market value on December 15, 1995) for Messr. Donahue and Pope and to a price ranging from $5 5/16 to $6 3/8 per share (depending on the year the applicable option vests) for Messrs. Drum and Guz. The repricings, which were subject to stockholder approval, were approved by the stockholders of the Company at the 1996 Annual Meeting of Stockholders held August 8, 1996.

(3) Amounts set forth for 1996, 1995 and 1994 reflect the Company's contributions or other allocations to defined contribution plans.

The following table sets forth information concerning stock options exercised in 1995 and stock options unexercised at December 31, 1996 for the Named Executive Officers:

  AGGREGATED OPTION/SAR EXERCISES IN 1996 AND VALUE TABLE AT DECEMBER 31,1996

                               Shares                    Number of Unexercised              Value of Unexercised
                              Acquired     Value            Options/SARs at             In-the-money Options/SARs at
                                 on       Realized         December 31, 1996                  December 31,1996
            Name              Exercise      ($)        Exercisable/Unexercisable         Exercisable/Unexercisable
            ----              --------   --------      -------------------------         -------------------------
       Vaughn E. Drum            -           -               58,392/38,928                 $1,735,673/$1,157,164

       Gerald J. Guz             -           -               58,392/38,928                 $1,735,673/$1,157,164

     Vincent J. Donahue          -           -               29,196/19,464                   $877,704/$585,136

       Terry L. Pope             -           -               29,196/19,464                   $877,704/$585,136



COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive any additional compensation for serving as a director or as a member of a committee of the Board of Directors. The non-employee directors are each entitled to receive an annual retainer fee of $5,000 and fees of $700 per meeting for their attendance at regular and special Board of Directors meetings. Non-employee committee members are entitled to additional fees of $500 for each committee meeting attended. All directors have been and will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board of Directors meetings.

         The Company currently maintains a Non-Employee Director Stock Option Plan (the "Director Plan") established in 1995. Under the Director Plan, options to purchase up to an aggregate of 100,000 shares of Common Stock of the Company may be granted to non-employee directors of the Company. Options granted pursuant to the Director Plan stipulate that the purchase price per share be equal to the fair market value of the Common Stock as of the date of grant. The Director Plan provided for the grant of an option to purchase 2,500 shares of Common Stock to each non-employee director as of December 19, 1995 and to each future non-employee director as of the date he/she is first elected. Options to purchase 7,500 shares of the Company's common stock at $5.69 per shave have been awarded under this provision. The Director Plan also provides that commencing on December 31, 1996, each non-employee director who has served for a period of at least one year will automatically be granted, on December 31 of such year, an option to purchase 1,250 shares of Common Stock. Options to purchase 3,750 shares of the Company's common stock at $35 3/8 per share were awarded under this provision in 1996. No options under the Director Plan will be granted after December 18, 2005 and all options issued expire five years from the date of grant.

         In 1995, the Company entered into a consulting agreement with Nadine
C. Smith, an outside director of the Company, which provided for a consulting fee of $25,000. This consulting arrangement expired in March 1996. Ms. Smith was paid $18,750 in 1996 related to this agreement.

COMPENSATION PURSUANT TO PLANS

         The Company maintains several plans intended to provide incentives to its key employees. These plans are described below.

         Incentive Compensation Plan. The Company maintains an Incentive Compensation Plan established in 1987 (the "ICP"). Under the ICP, specified management employees of the Company or any subsidiary with at least 90 days of service may be eligible to receive a cash bonus following each plan year based on a comparison of financial performance against targets established for each plan year.

         Restricted Stock Plan. During 1993, the Company adopted its 1993 Restricted Stock Plan (the "Restricted Stock Plan"). Under the Restricted Stock Plan, an aggregate of 50,000 shares of Common Stock were awarded during 1993 to certain persons who were full-time salaried employees of the Company or its subsidiaries. Of such shares, 3,600 shares of Common Stock were awarded to Mr. Donahue. There are no additional shares available for grant under the Restricted Stock Plan.

         1993 Non-Qualified Stock Option Plan. During 1993, the Company adopted its 1993 Non-Qualified Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, options to purchase shares of Common Stock available for grant were awarded in December 1993 to the following individuals in the following amounts: Mr. Drum, 97,320 shares; Mr. Guz, 97,320 shares; Mr. Donahue, 48,660 shares; and Mr. Pope, 48,660 shares. On December 15, 1995, the options were repriced from $8 to prices ranging from $5 5/16 (the fair market value of December 15, 1995) to $6 3/8, depending upon the individual as well as the vesting date of the option. There are no additional shares available for grant under the 1993 Plan.

         1996 Employee Stock Option Plan. In July 1996, the Company's shareholders approved the UTI Energy Corp. 1996 Employee Stock Option Plan (the "1996 Plan"). Under the 1996 plan, the Company can award options on up to 300,000 shares of Common Stock to certain employees at a price equal to the fair market value of the stock at the date the option is granted. During 1996, the Company awarded options to purchase 95,000 shares of Common Stock at an exercise price of $13.75 per share of which 75,000 were awarded to P. Blake Dupuis, the Company's Chief Financial Officer, in connection with the commencement of his employment with the Company. The options vest over one to five years. There currently are 96,600 shares of Common Stock available for grant under the 1996 Plan.

         The 1996 Plan currently is administered by the Company's Board of Directors. The price of which shares of Common Stock may be purchased upon exercise of an option is determined by the Board of Directors at the time the option is granted.


EMPLOYMENT CONTRACTS

         The Company has employment agreements with each of Mr. Drum, Mr. Donahue, Mr. Guz, Mr. Pope and Mr. Benzer. The annual salaries payable under such agreements are $144,500, $100,022, $105,000, $105,000 and $105,000,
respectively. Annual salaries payable under such agreements may be increased by the Company's Board of Directors. The agreements with Messrs. Drum, Donahue, Guz, and Pope have an initial term of five years continuing through December, 2000 and automatically extend for an additional year upon the completion by the employee of a year of service under such agreement unless either party provides notice to the other of the intention to terminate such contract one hundred twenty (120) days prior to the termination date. The agreement with Mr. Benzer had an initial term of two years from August 1994 and shall continue in effect for additional one (1) year periods upon the same terms and conditions unless either party gives written notice of termination at least one hundred eighty (180) days prior to expiration. In addition, each employment agreement entitles the employee to receive four weeks paid vacation per year and to participate fully in all employee plans and fringe benefit programs established by the Company after the date of the contract in which other senior executives of the Company are eligible to participate.

         In the event of a termination due to an employee's death or disability, the employee or his estate is entitled to receive unused vacation pay, a pro-rated portion of the bonus (the "Pro-rated Bonus") which would have been payable to the employee under the Company's Incentive Compensation Plan had such employee been employed at the end of the year in which the termination occurred (the "Annual Bonus"), and a separation payment equal to the product of the employee's compensation in the most recent calendar year (such amount is referred to herein as a "Year's Compensation"), and a fraction, the denominator of which is 260, and the numerator of which is the number of months of the employee's service with the Company and a previous parent, UGI Corporation, but in any event not more than six months of compensation (the "Separation Payment"). Additionally, the employee or the employee's estate is entitled to the vesting of all of the employee's interests, if any, under the Company's Stock Option Plans, Restricted Stock Plan, and any other employee plans of the Company ("Plan Vesting"). In the event an employee retires in accordance with the Company's retirement policies, such employee is entitled to receive unused vacation pay, Pro-rated Bonus, Separation Payment, and Plan Vesting (but only to the extent provided in the Company's employee benefit plans for retiring employees).

         If any of Messrs. Drum, Donahue, Guz or Pope is terminated by the Company without cause, such employee is entitled to receive termination pay of one year's salary (six months in the case of Mr. Guz), unused vacation pay, Separation Payment, Annual Bonus and Plan Vesting. If Mr. Benzer is terminated by the Company without cause, he is entitled to one year's salary, unused vacation pay, Separation Payment and Annual Bonus. In addition, each employee is entitled to the continuation of all employee benefits, without any increase in cost to employee, for a period of 18 months following termination.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Siegel, Hunt and Ms. Smith are members of the Compensation
Committee.   No members of the Compensation Committee are employees of the
Company.


ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

         The following table sets forth, as of April 21, 1997, the stock ownership of the Company's named executive officers and directors individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                   Name of                                   Amount and Nature of                  Percent
               Beneficial Owner                              Beneficial Ownership                 of Class
 -------------------------------------------             --------------------------------      ----------------
 Other Beneficial Owners:

      REMY Capital Partners III, L.P.                               1,794,550(1)                      45.8%
      1801 Century Park East, Suite 1111
      Los Angeles, CA   90067

      REMY Investors & Consultants,                                 1,849,550(1)                      46.6%
      Incorporated
      1801 Century Park East, Suite 1111
      Los Angeles, CA 90067

      Shamrock Holdings of California, Inc.                           222,222                          5.8%
      4444 Lakeside Drive
      Burbank, CA 91505

      Quarles Drilling Corporation                                    256,175(2)                       6.6%
      7633 East 63rd Drive, Suite 6500
      Tulsa, Oklahoma

      Canpartners Investments IV, LLC                                 400,000(3)                       9.4%
      9665 Wilshire Blvd. - Suite 200
      Beverly Hills, CA  90212

 Directors and Executive Officers:

      Mark S. Siegel                                                1,904,550(1)                      47.3%

      Vaughn E. Drum                                                  107,192(4)                       2.7%

      Kenneth N. Berns                                                 15,000(5)                       *

      Terry H. Hunt                                                     2,500(6)                       *

      Nadine C. Smith                                                   3,500(6)                       *

      Robert B. Spears                                                  2,800(6)                       *

      Karl W. Benzer                                                    1,000                          *

      Vincent J. Donahue                                               55,796(4,7)                     1.4%

      Gerald J. Guz                                                   107,192(4)                       2.7%

      Terry L. Pope                                                    58,596(4)                       1.5%

 (All Directors and Executive Officers as a                         2,198,124                         53.5%
 group -- 12 persons)

 * indicates less than 1.0%

______________________________

(1) REMY Capital Partners III, L.P.'s ("Remy Capital") ownership includes 1,739,550 shares of Common Stock owned of record by Remy Capital and 55,000 shares of Common Stock underlying presently exercisable options held by Remy Capital. The Common Stock beneficially owned by REMY Investors and Consultants, Incorporated ("Remy Investors") which is the General Partner of Remy Capital, includes the 1,794,550 shares of Common Stock and options owned by Remy Capital as well as presently exercisable options to purchase 55,000 shares of Common Stock held by Remy Investors. The Common Stock beneficially owned by Mr. Siegel, who is the President and sole stockholder of Remy Investors, includes the 1,849,550 shares of Common Stock and options beneficially owned by Remy Investors as well as presently exercisable options to purchase 55,000 shares of Common Stock held by Mr. Siegel.

(2) Excludes an indeterminate number of shares of Common Stock that may be issued to Quarles Drilling Corporation ("Quarles") on or before June 30, 1997, pursuant to the terms and conditions of an Asset Purchase Agreement dated December 31, 1996 (the "Quarles Agreement"), between the Company and Quarles. Under the terms of the Quarles Agreement, Quarles is entitled to receive additional shares of Common Stock in the event the market price (as determined by the Quarles Agreement) of the Common Stock is less than $31.69 per share on the earlier of June 30, 1996, or the date a registration statement covering the resale of the Common Stock issued to Quarles is declared effective. The number of additional shares will be equal to a number of shares sufficient to provide Quarles with $8.1 million of Common Stock based on the market price of the Common Stock on such date. In the event the market price of the Common Stock is greater than $31.69 per share on such date, Quarles is required to return a number of shares of Common Stock having a value (at such market price) equal to one-half of the amount by which the market price of the shares (at such market price) initially issued is greater than $8.1 million.

(3) Represents 400,000 shares of Common Stock underlying Warrants to purchase Common Stock at a price of $32.50 per share. Based solely upon a
Schedule 13D dated April 11, 1997, Canpartners Investments IV, LLC is controlled by Canpartners Incorporated ("Canpartners"), which is deemed to have sole voting and dispositive power over the shares underlying such warrant. Canpartners is controlled by Joshua S. Friedman, Mitchell R. Julis and R. Christian Evensen who are deemed as a group to have sole voting and dispositive power of the shares underlying such warrant.

(4) Includes shares underlying presently exercisable stock options held by the following parties in the following amounts: Mr. Drum, 58,392 option shares; Mr. Guz, 58,392 option shares; Mr. Donahue, 29,196 option shares; Mr. Pope, 29,196 option shares; Mr. Hunt, 2,500 option shares; Ms. Smith, 2,500 option shares; Mr. Spears, 2,500 option shares.

         Does not include shares underlying stock options held by the following individuals, which options are not presently exercisable and will not become exercisable within sixty days in the following amounts: Mr. Drum, 48,929 option shares; Mr. Guz, 42,929 option shares; Mr. Donahue, 19,464 option shares; Mr. Pope, 19464 option shares; Mr. Benzer, 4,000 option shares; Mr. Hunt, 1,250 option shares; Ms. Smith, 1,250 option shares; Mr. Spears, 1,250 option shares.

(5) Includes 15,000 shares underlying presently exercisable options owned by Mr. Berns. Does not include 1,849,550 shares beneficially owned by Remy Investors. Mr. Berns is an employee of Remy Investors but disclaims any beneficial ownership of such shares.

(6) Excludes options to purchase 1,250 shares of Common Stock granted to each of Messrs. Hunt and Spears and Ms. Smith pursuant to the Non-Employee Director Plan, which are not exercisable within 60 days.

(7) Includes 3,600 shares of Common Stock granted to Mr. Donahue under the Company's 1993 Restricted Stock Plan as to which 60% have vested. Mr. Donahue enjoys voting rights and the rights to receive any dividends declared by the Board of Directors on all shares granted.

         Except as stated herein, there are no arrangements known to the Company which may result in a change in control of the Company and each shareholder has sole voting and investment power with respect to the Company's Common Stock included in the above table.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with Remy Capital's acquisition of its ownership interest in the Company, Remy Capital succeeded to a registration rights capital agreement with the Company (the "Registration Agreement") which provides Remy with the right to require the Company to use its best efforts to register shares held by Remy Capital under the Securities Act. In the event that such rights are exercised in connection with a primary offering proposed by the Company (or a secondary offering with which the Company agrees to participate), Remy Capital would bear its pro-rata share of the costs of the offering, other than legal, accounting and printing costs which are to be borne by the Company. In the event that Bear, Stearns elected to exercise such rights otherwise than in connection with an offering proposed by the Company, all costs of the offering will be borne by it. These rights continue so long as Remy Capital continues to own Common Stock acquired by it. The right to a demand registration may be exercised three times.

         Remy Investors provides the Company and its subsidiaries with various services. The Company compensated Remy Investors for services provided in 1995 through the grant of an option to purchase 120,000 shares of Common Stock at an exercise price of $5-11/16, the market price of the Common Stock on the date of grant (December 19, 1995), which option grant was subject to stockholder approval. The stockholders approved the grant at the 1996 Annual Meeting of Stockholders held August 8, 1996. Following the option grant, Remy Investors assigned its rights to options to purchase 55,000 shares to Remy Capital and rights to options to purchase 10,000 shares to Kenneth N. Berns.

         Mr. Mark S. Siegel, Chairman of the Company, is President and sole stockholder of Remy Investors, which is the General Partner of Remy Capital. Kenneth N. Berns, a director of the Company, is an employee of Remy Investors.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  UTI ENERGY CORP.

Dated: April 30, 1997                             By: /s/ P. Blake Dupuis
                                                      -------------------------
                                                      P. Blake Dupuis
                                                      Chief Financial Officer