Form 10-Q
period 1997-03-31
UTI ENERGY CORP
filed 1997-05-13
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         _______________.

COMMISSION FILE NUMBER 1-12542

                                UTI ENERGY CORP.
             (Exact name of registrant as specified in its charter)

                      Delaware                                                  23-2037823
---------------------------------------------------         ---------------------------------------------------
   (State or other jurisdiction of incorporation)                  (I.R.S. Employer Identification No.)


                     Suite 112
               485 Devon Park Drive
                Wayne, Pennsylvania                                                19087
---------------------------------------------------         ---------------------------------------------------
      (Address of principal executive offices)                                  (Zip Code)


(Registrant's telephone number, including area code)           (610) 971-9600
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  /X/             No  / /


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each class of issuer's common stock, as of the latest practicable date. 3,858,511 shares of Common Stock at April 25, 1997.

                                     INDEX


                                                                                                         Page No.
                                                                                                      --------------
PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 1997
               and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

              Condensed Consolidated Statements of Income for the
               Three Months ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . .          4

              Condensed Consolidated Statements of Cash Flows for the
               Three Months ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .          5

              Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . .          6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13

Item 2.       Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13

Item 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .          14

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI ENERGY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,             December 31,
                                                                                         1997                   1996
                                                                                     (Unaudited)             (See Note)
                                                                                   ----------------      --------------
                                                                                                (In thousands)
                                                          ASSETS
CURRENT ASSETS
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         807        $          570
   Accounts receivable, net of allowance for doubtful
     accounts of $329 in 1997 and $305 in 1996  . . . . . . . . . . . . . . . . . .         19,577                17,831
   Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            592                   598
   Materials and supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            974                   874
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,348                 1,749
                                                                                     -------------         -------------
                                                                                            23,298                21,622
PROPERTY AND EQUIPMENT
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            749                   749
   Buildings and improvements   . . . . . . . . . . . . . . . . . . . . . . . . . .          1,760                 1,760
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,647                58,421
   Oil and gas working interests  . . . . . . . . . . . . . . . . . . . . . . . . .          1,821                 1,732
   Construction in process  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            689                   338
                                                                                     -------------         -------------
                                                                                            80,666                63,000
   Less accumulated depreciation and amortization   . . . . . . . . . . . . . . . .         24,626                23,149
                                                                                     -------------         -------------
                                                                                            56,040                39,851

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,138                   397
                                                                                     -------------         -------------
                                                                                     $      80,476         $      61,870
                                                                                     =============         =============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .  $       3,957         $       4,507
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,310                 7,945
   Accrued payroll costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,698                 2,445
   Other accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,141                   964
                                                                                     -------------         -------------
                                                                                            17,106                15,861

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . . . . . .         22,064                14,658
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,305                 8,305
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            350                   350

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, $.001 par value, 10,000,000 shares authorized,
     3,858,511 shares issued and outstanding in 1997, 3,602,336
     shares issued and outstanding in 1996  . . . . . . . . . . . . . . . . . . . .              4                     4
   Additional capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,977                17,877
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,759                 4,916
   Restricted stock plan unearned compensation  . . . . . . . . . . . . . . . . . .            (89)                 (101)
                                                                                     -------------         -------------
                                                                                            32,651                22,696
                                                                                     -------------         -------------
                                                                                     $      80,476         $      61,870
                                                                                     =============         =============

Note: The balance sheet at March 31, 1996, has been derived from the audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 1 to condensed consolidated financial statements.

                                UTI ENERGY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                        ---------------------------------
                                                                                             1997                 1996
                                                                                        --------------       ------------
                                                                                               (In thousands, except
                                                                                                per share amounts)
REVENUES
   Oilfield service   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      34,295        $      20,320
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            73                   86
                                                                                        -------------        -------------
                                                                                               34,368               20,406
COSTS AND EXPENSES
   Cost of sales
         Oilfield service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,329               16,538
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33                    31
   Selling, general and administrative  . . . . . . . . . . . . . . . . . . . . . . . .         2,334                 1,673
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,545                   973
                                                                                        -------------        --------------
                                                                                               31,241                19,215
                                                                                        -------------        --------------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,127                 1,191

OTHER INCOME (EXPENSE)
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (479)                 (223)
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           227                   747
                                                                                        -------------        --------------
                                                                                                 (252)                  524
                                                                                        -------------        --------------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,875                 1,715

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,031                   515
                                                                                        -------------        --------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       1,844        $        1,200
                                                                                        =============        ==============

EARNINGS PER COMMON SHARE:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $        0.42        $         0.35
                                                                                        =============        ==============

   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $        0.42        $         0.35
                                                                                        =============        ==============


AVERAGE COMMON SHARES OUTSTANDING
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,422,514             3,466,222
   Fully Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,422,514             3,466,222



See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                        ----------------------------------
                                                                                             1997                 1996
                                                                                        --------------       -------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Income from continuing operations  . . . . . . . . . . . . . . . . . . . . . . . . . $       1,844        $      1,200
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .         1,545                 973
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                 123
       Amortization of debt discount  . . . . . . . . . . . . . . . . . . . . . . . . .            46                   -
       Stock compensation expense . . . . . . . . . . . . . . . . . . . . . . . . . . .            12                  21
       Provision (recovery) for doubtful accounts . . . . . . . . . . . . . . . . . . .            24                  (6)
       Gain on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . . . .          (190)                (22)
       Change in operating assets and liabilities, net of
         effect of business acquired:
          Accounts receivable and prepaids  . . . . . . . . . . . . . . . . . . . . . .        (1,363)             (3,034)
          Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (100)               (143)
          Accounts payable, accrued expenses and accrued
            payroll costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,795               1,037
          Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (759)                (45)
                                                                                        -------------        ------------
              Net cash provided by operating activities . . . . . . . . . . . . . . . .         2,854                 104

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,723)               (686)
   Acquisition of business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,100)                  -
   Proceeds from sale of property and equipment   . . . . . . . . . . . . . . . . . . .           396                 105
                                                                                        -------------        ------------
              Net cash used by investing activities . . . . . . . . . . . . . . . . . .        (9,427)               (581)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt   . . . . . . . . . . . . . . . . . . . . .         8,100                  34
   Repayments of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,290)               (523)
                                                                                        -------------        ------------
              Net cash provided (used) by financing activities  . . . . . . . . . . . .         6,810                (489)
                                                                                        -------------        ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           237                (966)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           570               2,273
                                                                                        -------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . $         807        $      1,307
                                                                                        =============        ============


See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997




1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements at March 31, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter of 1997 of $.06 per share and no change to the first quarter of 1996 per share amount.
         The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


3.       ACQUISITIONS AND DISPOSITIONS

         On August 14, 1996, the Company purchased all of the capital stock of the Viersen & Cochran Drilling Company ("Viersen"). Viersen was engaged in contract drilling in Oklahoma but had suspended its operations prior to the closing date. The consideration paid for Viersen consisted of (i) $6,000,000 in cash paid on August 14, 1996 (a portion of which the Company borrowed under its existing credit agreement); (ii) a two-year $8,000,000 promissory note (the "Promissory Note") executed by the Company in favor of the Seller; and
         (iii) stock warrants with a two-year term to purchase 200,000 shares of the Company's common stock, $.001 par value, at $15 per share. The Promissory Note bore interest at the rate of 6% per annum and was payable in full on or before August 14, 1998. The Company had the option under the Promissory Note to pay Seller $7,655,000 plus accrued interest on or before April 14, 1997, in full satisfaction of the Promissory Note. The Company's obligations under the Promissory Note were guaranteed by Viersen and were secured by a pledge of the assets of Viersen pursuant to a security agreement. On April 11, 1997, the Company repaid in full the outstanding principal and accrued interest on the Promissory Note. The acquisition was accounted for using the purchase method, and Viersen's operating results since August 14, 1996, have been consolidated with the operating results of the Company.

                                UTI ENERGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


         On January 27, 1997, pursuant to the terms and conditions of an Asset Purchase Agreement dated as of December 31, 1996 (the "Asset Purchase Agreement"), the Company acquired the contract drilling assets of Quarles Drilling Corporation (Quarles) for $16.2 million, consisting of $8.1 million and 256,175 shares of Common Stock having a value at the time the agreement was negotiated of $8.1 million. The cash portion of the purchase price was funded with advances under the Company's revolving line of credit of $4.1 million and a $4.0 million advance pursuant to a new bank term loan. The term loan bore interest at the bank's prime rate and was secured by a pledge of certain of the Company's accounts receivable and inventory. Under the terms of the Asset Purchase Agreement, Quarles is entitled to receive additional shares of Common Stock in the event the average market price (as defined in the Asset Purchase Agreement)of the Common Stock on the earlier of (i) June 30, 1997, or (ii) the date on which a registration statement covering the resale of the Common Stock issued to Quarles is declared effective, is less than $31.69 per share. The number of additional shares, if any, would be equal to a number of shares sufficient to provide Quarles with $8.1 million of Common Stock based on the average market price of the Common Stock on such date. In the event the average market price of the Common Stock is greater than $31.69 per share on such date, Quarles is required to return a number of shares of Common Stock having a value (at such average market price) equal to one-half of the amount by which the average market price of the shares initially issued is greater than $8.1 million. On April 11, 1997, the Company repaid in full the $4.0 million term loan. The acquisition was accounted for using the purchase method, and Quarles' operating results since January 27, 1997, have been consolidated with the operating results of the Company.

         The following pro forma operating results reflect the inclusion of Viersen in 1996, and the inclusion of Quarles for 1996 and 1997:

                                                                  Three Months
                                                                 Ended March 31,
                                                       ----------------------------------
                                                            1997                 1996
                                                       --------------       -------------
                                                                 (in thousands)
          Revenue . . . . . . . . . . . . . . . . . .  $      37,775        $     32,094
                                                       =============        ============

          Net income  . . . . . . . . . . . . . . . .  $       1,292        $        843
                                                       =============        ============

          Earnings per share
          (primary and fully diluted) . . . . . . . .  $        0.29        $        0.23
                                                       =============        =============

                                UTI ENERGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


4.       SUPPLEMENTAL CASH FLOW INFORMATION

         On January 27, 1997, the Company acquired the contract drilling division of Quarles for cash and stock as follows:
                                                              (in thousands)
            Fair value of assets acquired . . . . . . . . . .  $     16,200
            Cash paid for assets  . . . . . . . . . . . . . .  (      8,100)
                                                               ------------
            Common Stock issued . . . . . . . . . . . . . . .        $8,100
                                                               ============

5.       COMMITMENTS AND CONTINGENCIES

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

6.       SUBSEQUENT EVENTS

         On April 11, 1997, the Company acquired the contract drilling operations of Southland Drilling Company, Ltd. ("Southland") for $27.1 million and 100,000 five-year warrants to purchase the Company's common stock at an exercise price of $48 per share (the "Southland Acquisition"). The acquired assets include eight land drilling rigs, various equipment and rig components, and other equipment used in Southland's contract drilling business. The Company also assumed various drilling contracts of Southland and acquired Southland's rig crew.

         On April 11, 1997, the Company completed two separate financing transactions that together provided the capital required to fund the Southland Acquisition and to consolidate three separate loans incurred to finance prior acquisitions. The financing consisted of (i) $25.0 million principal amount of 12% Senior Subordinated Notes due 2001 (the "Subordinated Notes") and (ii) $25.0 million in senior secured bank debt having a term of 38 months and bearing interest at the bank's prime lending rate (the "Term Note"). The Subordinated Notes were issued at a 2% discount along with seven-year warrants to purchase 400,000 shares of Common Stock at an exercise price of $32.50 per share. The Term Note is secured by substantially all of the Company's rig assets, inventory and accounts receivable. The net proceeds of the two financings were used to fund the Southland Acquisition in the amount of $27.1 million and to refinance approximately $18.4 million of debt incurred in connection with the prior acquisitions of FWA Drilling Company, Inc., Viersen and Quarles. The Company incurred a one-time prepayment penalty of approximately $132,000 in connection with such refinancing. This prepayment penalty was more than offset by a $345,000 prepayment discount that the Company received as a result of its prepayment of the indebtedness incurred to acquire Viersen. In addition to funding the Southland

         Acquisition and the refinancing, the Company also repaid $4.1 million of its borrowings under its revolving line of credit and increased its line of credit to $12 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

UTI is a leading provider of contract drilling services in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of Oklahoma and Texas. The Company's rig fleet consists of 82 land drilling rigs with effective depth capabilities ranging from 5,000 to 25,000 feet. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

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

Since November 1995, the Company has acquired 59 rigs in four transactions.
FWA Drilling Company, Inc. ("FWA") was acquired in November 1995 for $12.9 million net cash, Viersen & Cochran Drilling Company ("Viersen") in August 1996 for approximately $14.5 million (consisting of $6 million cash, a two-year $8.0 million note and warrants to purchase Common Stock at $15 per share), the contract drilling division of Quarles Drilling Corporation ("Quarles") in January 1997 for $16.2 million (consisting of $8.1 million cash and shares of Common Stock having a value of $8.1 million) and the contract drilling business of Southland Drilling Company, Ltd. ("Southland") in April 1997 for $27.1 million and warrants to purchase 100,000 shares of Common Stock at $48 per share.

The Company's results for the three months ended March 31, 1997, also reflect an improvement in market conditions in the United States land drilling markets resulting from an increase in demand for drilling services. Fleet utilization increased to 66% in the first quarter of 1997 from 48% in the first quarter of 1996. The Company has continued to focus on streamlining operations and reducing its cost structure, which has further increased operating margins and profitability.

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

RECENT DEVELOPMENT--SOUTHLAND ACQUISITION

On April 11, 1997, the Company acquired the contract drilling operations of Southland for $27.1 million and 100,000 five-year warrants to purchase the Common Stock at an exercise price of $48 per share (the "Southland Acquisition"). The Southland Acquisition expands the Company's operations in South Texas and the Gulf Coast by providing the Company with an established base of operation in these markets with eight fully equipped and manned rigs having an average efficient drilling depth capacity of 12,000 to 18,000 feet. The Southland rigs operated at an average utilization rate during 1996 of approximately 90% and at an average dayrate of approximately $5,700. The rigs are currently operating at a utilization rate in excess of 90% and at an average dayrate of approximately $6,500.

RESULTS OF OPERATIONS

              The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oil field service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend.

              The following table presents certain results of operations data for the Company and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                       ----------------------------------
                                                                            1997                 1996
                                                                       --------------       -------------
                                                                                 (in thousands)
         Operating Data:
         Average U.S. land rig count  . . . . . . . . . . . . . . . .            727                 609
         Contract drilling:
           Total Rig Fleet(2) . . . . . . . . . . . . . . . . . . . .             74                  55
           Average Rig Fleet  . . . . . . . . . . . . . . . . . . . .             71                  55
           Operating days . . . . . . . . . . . . . . . . . . . . . .          4,225               2,412
           Average utilization  . . . . . . . . . . . . . . . . . . .            66%                 48%
         Pressure pumping:
           Cement jobs      . . . . . . . . . . . . . . . . . . . . .            600                 452
           Stimulation jobs . . . . . . . . . . . . . . . . . . . . .            202                 211

         Financial data:
         Revenues           . . . . . . . . . . . . . . . . . . . . .  $      34,368        $     20,406
                                                                       =============        ============
         Gross profit       . . . . . . . . . . . . . . . . . . . . .  $       7,006        $      3,837
                                                                       =============        ============
         As a percentage of sales . . . . . . . . . . . . . . . . . .          20.4%               18.8%
                                                                       =============        ============
         Operating income . . . . . . . . . . . . . . . . . . . . . .  $       3,127        $      1,191
                                                                       =============        ============

__________________________________
(1) Baker Hughes, Inc. is an international oilfield service and equipment company which for more than twenty years has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)      At end of period.  Excludes eight rigs acquired in the Southland
         Acquisition.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenue

Revenue increased 68% to $34.4 million in the first quarter of 1997 from $20.4 million in the first quarter of 1996 primarily due to the increase in demand for drilling services combined with growth in the Company's rig fleet. The revenue increase of $14.0 million is comprised of a $12.5 million increase in contract drilling revenue and an increase of $1.4 million in pressure pumping revenue. The Company's rig fleet was employed for 4,225 days in the first quarter of 1997 as compared to 2,412 days in the same quarter of 1996, and the Company completed 802 pressure pumping jobs in 1997 as compared to 663 jobs in 1996. Revenue increases also reflected improvements in average dayrates of approximately 12%.

Gross Profit

Gross profit increased 84% to $7.0 million in the first quarter of 1997 compared to $3.8 million for the same period in 1996 due to higher revenues and consolidation savings. Contract drilling gross profit as a percentage of revenue was 17.8% in 1997 and 16.6% in 1996. Pressure pumping gross profit as a percentage of revenue was 35.4% in 1997 and 28.5% in 1996 due to higher demand and lower average costs reflecting higher average date rates [and cost savings].

Depreciation and Amortization

Depreciation and amortization expense increased $572,000 primarily due to the acquisitions of Viersen and Quarles. Depreciation and amortization expense will increase in future periods as a result of the Company's acquisitions of Quarles and Southland.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $661,000 primarily due to the acquisitions of Viersen and Quarles and the related increase in the average number of rigs operating during the period. As a percentage of revenues, selling, general, and administrative expenses decreased to 6.8% from 8.2% reflecting the effects of consolidation savings.

Other Income

Other income decreased $520,000 primarily due to the inclusion of $650,000 in income in the first quarter of 1996 as a result of a favorable resolution of a dispute with the United States government over mineral rights owned by the Company in Southeast New Mexico.

Interest Expense

Interest expense increased $256,000 primarily due to interest on the debt associated with the Viersen and Quarles acquisitions. Average debt during the first quarter of 1997 was $22.6 million compared to $11.0 million for the first quarter of 1996. Interest expense will increase in future periods as a result of the increased debt levels associated with the Company's acquisitions of Quarles and Southland.

Net Income

Net income for the first quarter of 1997 was $1.8 million compared to $1.2 million for the same period in 1996. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Cash balances, net cash provided by operations and borrowings under the Company's revolving line of credit are utilized to fund the Company's normal recurring cash requirements. At March 31, 1997 the Company's cash balance was $807,000 and its borrowing availability under its revolving line of credit was $1.5 million. On April 11, 1997, maximum borrowing availability under the Company's revolving line of credit was increased from $8.4 million to $12.0 million and borrowings were repaid by $4.1 million, resulting in an increase in borrowings availability of $7.7 million.

Debt Facilities

On April 11, 1997, the Company completed two separate financing transactions that provided the capital required to fund the Southland Acquisition and to consolidate three separate loans incurred to finance prior acquisitions. The financing consisted of the Subordinated Notes and the Term Note. The Subordinated Notes were issued at a 2% discount along with seven-year warrants to purchase 400,000 shares of Common Stock at an exercise price of $32.50 per share. The Term Note is secured by substantially all of the Company's rig assets, inventory and accounts receivable. The net proceeds of the two financings were used to fund the Southland Acquisition in the amount of $27.1 million and to refinance approximately $18.4 million of debt incurred in connection with the prior acquisitions of FWA, Viersen and Quarles. The Company incurred a one-time prepayment penalty of approximately $132,000 in connection with such refinancing. This prepayment penalty was more than offset by a $345,000 prepayment discount that the Company received as a result of its prepayment of the indebtedness incurred to acquire Viersen. In addition to funding the Southland Acquisition and the refinancing, the Company also repaid $4.1 million of its borrowings under its revolving line of credit. The Subordinated Notes and Term Note contain various customary negative and affirmative covenants, including restrictions on incurrence of additional debt based on various financial ratios, negative pledges and restrictions on cash dividends, distributions and stock repurchases (other than in connection with employee benefit plans.

Other

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

Management believes its internally generated cash and revolving line of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements. Acquisitions are expected to be funded with available cash and borrowings. In addition, the Company may, if desirable, issue stock and rights to acquire stock.

INFLATION

Inflation has not had a significant impact on the Company's comparative results of operations.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this "Management's Discussion and Analysis of Financial Condition Results of Operation" contained in this Report, and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

Among the factors that will have a direct bearing on the Company's results of operations and the contract drilling service industry in which it operates are changes in the price of oil and natural gas and the volatility of the contract drilling service industry in general; any difficulties associated with the Company's ability to successfully integrate recent acquisitions; contractual risk associated with turnkey and footage contracts; the presence of competitors with greater financial resources; operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, well fires and spills; labor shortages; domestic and world-wide political stability and economic growth; and other risks associated with the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

                          PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The Company and its operating subsidiaries are sometimes named as a defendant in litigation usually relating to personal injuries alleged to result from negligence. The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company recently experienced a loss of one of its shallow rigs operated by the Company's IPSCO division as a result of an accident involving the rig in which two employees were injured. The Company currently anticipates that any losses relating to this accident in excess of its $250,000 deductible will be covered by insurance and that the recovery in excess of book value for the lost rig should approximate or exceed the uninsured portion of the loss. Except as described above, there are no material pending, or, to the Company's knowledge, threatened lawsuits against the Company or any of its subsidiaries.

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

ITEM 2.  CHANGES IN SECURITIES.

On January 27, 1997, pursuant to the terms and conditions of an Asset Purchase Agreement dated as of December 31, 1996 (the "Asset Purchase Agreement"), by and between the Company, and Quarles, the Company purchased the contract drilling assets (the "Quarles Assets") of Quarles for a total purchase price of $16.2 million (the "Purchase Price"). The Purchase Price was determined through arms-length negotiations between the parties. Pursuant to the terms of the Asset Purchase Agreement, the Purchase Price was paid utilizing $8.1 million in cash and a private placement of 256,175 shares of Common Stock having a value at the time the agreement was negotiated of $8.1 million, subject to adjustment as described below. The cash portion of the Purchase Price was funded with a $4.1 million in borrowings under the Company's existing line of credit (the "Line of Credit") with Mellon Bank, N.A. ("Mellon") and a new $4.0 million term loan (the "Term Loan") with Mellon.

Under the terms of the Asset Purchase Agreement, Quarles is entitled to receive additional shares of Common Stock in the event the average market price (as defined in the Asset Purchase Agreement) of the Common Stock on the earlier of
(i) June 30, 1997, or (ii) the date on which a registration statement covering the resale of the Common Stock issued to Quarles is declared effective, is less than $31.69 per share. The number of additional shares will be equal to a number of shares sufficient to provide Quarles with $8.1 million of Common Stock based on the average market price of the Common Stock on such date. In the event the average market price of the Common Stock is greater than $31.69 per share on such date, Quarles is required to return a number of shares of Common Stock having a value (at such average market price) equal to one-half of the amount by which the market price of the shares (at such average market price) initially issued is greater than $8.1 million. The Company has granted Quarles certain registration rights with respect to the Common Stock issued in connection with the acquisition. The shares of Common Stock issued or to be issued pursuant to the Asset Purchase

Agreement were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

On April 11, 1997, the Company acquired the land drilling operations of Southland for approximately $27.1 million in cash and a five-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $48 per share (the "Southland Warrants"). The purchase price was determined through arms-length negotiations between the parties. The Southland Acquisition was effected pursuant to an Asset Purchase Agreement dated as of March 5, 1997 between the Company and Southland. The Southland Acquisition was funded with a combination of the Company's existing cash, the net proceeds from the private placement of $25 million principal amount of the Subordinated Notes and the net proceeds from the Term Loan. The Subordinated Notes were issued by the Company at a discount of 2% and were issued with seven-year warrants to purchase 400,000 shares of Common Stock at an exercise price of $32.50 per share (the "Subordinated Notes Warrants"). The Subordinated Notes Warrants are also subject to call at $.25 per warrant after six months under certain circumstances if the market price of the Common Stock is greater than $45 per share over a 90 day period.

         The issuance of the Subordinated Notes, the Term Note, the Southland Warrants and the Subordinated Note Warrants were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(a) thereof.

         Additional information with respect to the Subordinated Notes and Term
Note is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Facilities", which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on 8-K.

         To report the acquisition of the contract drilling assets of the Quarles Drilling Corporation pursuant to Item 2 of Form 8-K, the Company filed a Form 8-K with the Securities and Exchange Commission on January 27, 1997. To report certain historical and pro forma financial information of Quarles and the Company pursuant to Item 7 of Form 8-K, the Company filed a Form 8-K/A with the Securities and Exchange Commission on April 14, 1997, which contained (i) audited statement of net assets acquired; (ii) audited historical statement of gross drilling contract revenues, direct operating expenses and depreciation of the drilling operations of Quarles for the year ended December 31, 1996: (iii) unaudited pro forma condensed balance sheet of the Company as of December 31, 1996, and statement of income for the Company for the year ended December 31, 1996.

(c)      Exhibits.

   EXHIBIT
    NUMBER                                                   TITLE OR DESCRIPTION
------------------------------------------------------------------------------------------------------------------------
       *10.1       -    Asset Purchase Agreement dated December 31, 1996 (the "Asset Purchase Agreement"), by and
                        between UTI Energy Corp. and Quarles Drilling Corporation.

       *10.2       -    First Amendment to Asset Purchase Agreement dated as of December 31, 1996, by and between UTI
                        Energy Corp., Triad Drilling Company and Quarles Drilling Corporation.

       *10.3       -    Fourth Amendment and Modification to the Mellon Line of Credit effective January 23, 1997, by and among FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling
                        Company, Universal Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc.,
                        Viersen & Cochran Drilling Company and Mellon Bank, N.A..

   EXHIBIT
    NUMBER                               TITLE OR DESCRIPTION
________________________________________________________________________________
       *10.4       -    Loan and Security Agreement dated as of January 23,
                        1997, by and among FWA Drilling Company, Inc.,
                        International Petroleum Service Company, Triad
                        Drilling Company, Universal Well Services, Inc., USC,
                        Incorporated, UTI Energy Corp., UTICO, Inc., Viersen &
                        Cochran Drilling Company and Mellon Bank, N.A..

      *10.5       -    $4.0 million note dated January 23, 1997, from FWA
                        Drilling Company, Inc., International Petroleum Service
                        Company, Triad Drilling Company, Universal Well
                        Services, Inc., USC, Incorporated, UTI Energy Corp.,
                        UTICO, Inc., Viersen & Cochran Drilling Company in
                        favor of Mellon Bank, N.A..

        27.1       -    Financial Data Schedule.

*Previously filed with the Company's Current Report on Form 8-K dated January 27, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                     UTI ENERGY CORP.
                                     (REGISTRANT)



Date: May 12, 1997                   /s/ P. Blake Dupuis
                                     -----------------------------------------
                                     P. Blake Dupuis
                                     Vice President Chief Financial Officer and
                                      Chief Accounting Officer


                                     Signed on behalf of the registrant and as principal financial officer

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                               TITLE OR DESCRIPTION
_______________________________________________________________________________
       *10.1       -    Asset Purchase Agreement dated December 31, 1996 (the
                        "Asset Purchase Agreement"), by and between UTI Energy
                        Corp. and Quarles Drilling Corporation.

       *10.2       -    First Amendment to Asset Purchase Agreement dated as
                        of December 31, 1996, by and between UTI Energy Corp.,
                        Triad Drilling Company and Quarles Drilling
                        Corporation.

       *10.3       -    Second Amendment and Modification to the Mellon Line
                        of Credit effective August 14, 1996, by and among FWA
                        Drilling Company, Inc., International Petroleum Service
                        Company, Triad Drilling Company, Universal Well
                        Services, Inc., USC, Incorporated, UTI Energy Corp.,
                        UTICO, Inc., Viersen & Cochran Drilling Company and
                        Mellon Bank, N.A..

       *10.4       -    Loan and Security Agreement dated as of January 23,
                        1997, by and among FWA Drilling Company, Inc.,
                        International Petroleum Service Company, Triad
                        Drilling Company, Universal Well Services, Inc., USC,
                        Incorporated, UTI Energy Corp., UTICO, Inc., Viersen &
                        Cochran Drilling Company and Mellon Bank, N.A..

       *10.5       -    $4.0 million note dated January 23, 1997, from FWA
                        Drilling Company, Inc., International Petroleum Service
                        Company, Triad Drilling Company, Universal Well
                        Services, Inc., USC, Incorporated, UTI Energy Corp.,
                        UTICO, Inc., Viersen & Cochran Drilling Company in
                        favor of Mellon Bank, N.A..

        27.1       -    Financial Data Schedule.

*Previously filed with the Company's Current Report on Form 8-K dated January 27, 1997.