Form 10-Q
period 1997-06-30
UTI ENERGY CORP
filed 1997-08-14
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER 1-12542

                                UTI ENERGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    23-2037823
----------------------------------------               -------------------
       (State or other jurisdiction                     (I.R.S. Employer
             of incorporation)                         Identification No.)

               Suite 225 N
         16800 Greenspoint Park
             Houston, Texas                                   77060
----------------------------------------               -------------------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)  (281) 873-4111
                                                     ---------------

           Suite 112, 485 Devon Park Drive, Wayne, Pennsylvania 19087
--------------------------------------------------------------------------------
                                (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]   No [ ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each class of issuer's common stock, as of the latest practicable date. 4,036,729 shares of Common Stock at August 7, 1997.

                                     INDEX


                                                                          Page No.
                                                                          --------
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1997
            and December 31, 1996.........................................    3

           Condensed Consolidated Statements of Income for the
            Three and Six Months ended June 30, 1997 and 1996 ............    4

           Condensed Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1997 and 1996.......................    5

           Notes to Condensed Consolidated Financial Statements...........    6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   15

Item 2.    Changes in Securities..........................................   15

Item 6.    Exhibits and Reports on Form 8-K...............................   16


Signatures ...............................................................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI ENERGY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,      December 31,
                                                                         1997            1996
                                                                      (Unaudited)     (See Note)
                                                                     ------------    ------------
                                                                            (In thousands)
                                     ASSETS
CURRENT ASSETS
    Cash .........................................................   $         49    $        570
    Accounts receivable, net of allowance for doubtful
      accounts of $413 in 1997 and $305 in 1996 ..................         27,838          17,831
    Other receivables ............................................            688             598
    Materials and supplies .......................................          1,109             874
    Prepaid expenses .............................................          1,213           1,749
                                                                     ------------    ------------
                                                                           30,897          21,622
PROPERTY AND EQUIPMENT
    Land .........................................................            899             749
    Buildings and improvements ...................................          2,196           1,760
    Machinery and equipment ......................................         96,736          58,421
    Oil and gas working interests ................................          1,813           1,732
    Construction in process ......................................            923             338
                                                                     ------------    ------------
                                                                          102,567          63,000
    Less accumulated depreciation and amortization ...............         26,704          23,149
                                                                     ------------    ------------
                                                                           75,863          39,851

GOODWILL, less amortization of $166 ..............................          9,772              --
OTHER ASSETS .....................................................          2,252             397
                                                                     ------------    ------------

                                                                     $    118,784    $     61,870
                                                                     ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt ............................   $      5,226    $      4,507
    Accounts payable .............................................         10,070           7,945
    Accrued payroll costs ........................................          3,468           2,445
    Other accrued expenses .......................................          3,725             964
                                                                     ------------    ------------
                                                                           22,489          15,861

LONG-TERM DEBT, less current portion .............................         50,351          14,658
DEFERRED INCOME TAXES ............................................          8,305           8,305
OTHER LIABILITIES ................................................            350             350

COMMITMENTS AND CONTINGENCIES - SHAREHOLDERS' EQUITY
    Common stock, $.001 par value, 10,000,000 shares authorized,
      4,036,729 shares issued and outstanding in 1997, 3,602,336
      shares issued and outstanding in 1996 ......................              4               4
    Additional capital ...........................................         28,822          17,877
    Retained earnings ............................................          8,539           4,916
    Restricted stock plan unearned compensation ..................            (76)           (101)
                                                                     ------------    ------------
                                                                           37,289          22,696
                                                                     ------------    ------------

                                                                     $    118,784    $     61,870
                                                                     ============    ============

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 1 to condensed consolidated financial statements.

                                UTI ENERGY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    Three Months                Six Months
                                                   Ended June 30,              Ended June 30,
                                              ------------------------    ------------------------
                                                 1997          1996          1997          1996
                                              ----------    ----------    ----------    ----------
                                                     (In thousands, except share data)
REVENUES
    Oilfield service ......................   $   42,139    $   19,586    $   76,434    $   39,906
    Other .................................          301            73           374           159
                                              ----------    ----------    ----------    ----------
                                                  42,440        19,659        76,808        40,065
COSTS AND EXPENSES
    Cost of sales
         Oilfield service .................       33,056        16,107        60,385        32,645
         Other ............................           44            26            77            57
    Selling, general and administrative ...        2,840         1,774         5,174         3,447
    Depreciation and amortization .........        2,475         1,006         4,020         1,979
                                              ----------    ----------    ----------    ----------
                                                  38,415        18,913        69,656        38,128
                                              ----------    ----------    ----------    ----------

OPERATING INCOME ..........................        4,025           746         7,152         1,937

OTHER INCOME (EXPENSE)
    Interest ..............................       (1,275)         (209)       (1,754)         (432)
    Other, net ............................           27           107           254           854
                                              ----------    ----------    ----------    ----------
                                                  (1,248)         (102)       (1,500)          422
                                              ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES ................        2,777           644         5,652         2,359

INCOME TAXES ..............................        1,000           163         2,031           678
                                              ----------    ----------    ----------    ----------

NET INCOME ................................   $    1,777    $      481    $    3,621    $    1,681
                                              ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE:
    Primary ...............................   $     0.39    $     0.13    $     0.81    $     0.46
                                              ==========    ==========    ==========    ==========

    Fully Diluted .........................   $     0.38    $     0.13    $     0.79    $     0.46
                                              ==========    ==========    ==========    ==========


AVERAGE COMMON SHARES OUTSTANDING
    Primary ...............................    4,513,482     3,768,627     4,467,998     3,617,425
    Fully Diluted .........................    4,699,157     3,792,969     4,560,836     3,629,396



See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Months
                                                                      Ended June 30,
                                                                  --------------------
                                                                    1997        1996
                                                                  --------    --------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Income from operations ....................................   $  3,621    $  1,681
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization .........................      4,020       1,979
        Deferred income taxes .................................         --          97
        Amortization of debt discount .........................         46          --
        Stock compensation expense ............................         25          21
        Provision for doubtful accounts .......................        108          17
        Gain on disposal of fixed assets ......................       (290)        (38)
        Change in operating assets and liabilities,
          net of effect of business acquired:
           Accounts receivable and prepaids ...................     (9,669)     (2,624)
           Materials and supplies .............................       (235)       (171)
           Accounts payable, accrued expenses and accrued
             payroll costs ....................................      5,909       1,233
           Other ..............................................     (1,881)        141
                                                                  --------    --------
               Net cash provided by operating activities ......      1,654       2,336

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ......................................     (6,747)     (2,074)
    Acquisition of businesses .................................    (43,357)         --
    Proceeds from sale of property and equipment ..............        617         163
                                                                  --------    --------
               Net cash used by investing activities ..........    (49,487)     (1,911)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt ..................     58,100          34
    Repayments of long-term debt ..............................    (21,734)     (1,041)
    Proceeds from issuance of common stock ....................     10,946          --
                                                                  --------    --------
           Net cash provided (used) by financing activities ...     47,312      (1,007)
                                                                  --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................       (521)       (582)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ...................................................        570       2,273
                                                                  --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $     49    $  1,691
                                                                  ========    ========


See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997




1.   INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements at June 30, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months and six months ended June 30, 1997 of $.06 and $.11 per share, respectively, and an increase to the three months and six months ended June 30, 1996 of $.01 and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


3.   ACQUISITIONS AND DISPOSITIONS

     On August 14, 1996, the Company purchased all of the capital stock of the Viersen & Cochran Drilling Company ("Viersen"). Viersen was engaged in contract drilling in Oklahoma but had suspended its operations prior to the closing date. The consideration paid for Viersen consisted of (i) $6,000,000 in cash paid on August 14, 1996 (a portion of which the Company borrowed under its existing credit agreement); (ii) a two-year $8,000,000 promissory note (the "Promissory Note") executed by the Company in favor of the Seller; and (iii) stock warrants with a two-year term to purchase 200,000 shares of the Company's common stock, $.001 par value, at $15 per share. On April 11, 1997, the Company prepaid the Promissory Note at a contractually agreed upon discounted balance of $7,655,000 plus accrued interest. The acquisition of Viersen was accounted for using the purchase method, and Viersen's operating results since August 14, 1996, have been consolidated with the operating results of the Company.

                                UTI ENERGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997




     On January 27, 1997, the Company acquired the contract drilling assets of Quarles Drilling Corporation ("Quarles") for $16.2 million, consisting of $8.1 million in cash and 244,593 shares of Common Stock as adjusted pursuant to the purchase agreement. The acquisition was accounted for using the purchase method, and Quarles' operating results since January 27, 1997 have been consolidated with the operating results of the Company.

     On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd., ("Southland") for approximately $27.1 million in cash and a five-year warrant to purchase 100,000 shares of Common Stock, at an exercise price of $48 per share (the "Southland Acquisition"). The acquired assets included eight land drilling rigs, various equipment and rig components, and other equipment used in Southland's contract drilling business. The Company also assumed various drilling contracts of Southland and hired Southland's rig crews. The acquisition was accounted for using the purchase method, and Southland's operating results since April 11, 1997 have been consolidated with the operating results of the Company.

     The Southland Acquisition was financed with a combination of the Company's existing cash, the net proceeds from the private placement of $25 million principal amount of its 12% Senior Subordinated Notes due 2001 (the "Subordinated Notes") and the net proceeds from a new $25 million 38-month term loan facility. The Company also increased the amount available under its line of credit from $8.4 million to $12.0 million. The Subordinated Notes were issued by the Company at a discount of 2% together with a seven-year warrant to purchase 400,000 shares of Common Stock at an exercise price of $32.50 per share. The warrants are subject to call at $.25 per warrant after six months under certain circumstances if the market price of the Common Stock is greater than $45 per share over a 90 day period. The Company utilized a portion of the net proceeds from the term loan to refinance approximately $18.6 million in indebtedness that was incurred in connection with its prior acquisitions of FWA Drilling Company, Inc., Viersen and the contract drilling assets of Quarles. The indebtedness under the term loan is secured by substantially all of the Company's rig assets, inventory and accounts receivable.

                                UTI ENERGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

     The following pro forma operating results reflect the inclusion of Viersen in 1996, and the inclusion of Quarles and Southland for 1996 and 1997:

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                    -------------------    -------------------
                                      1997       1996        1997       1996
                                    --------   --------    --------   --------
                                                  (in thousands)
      Revenue ...................   $ 44,207   $ 28,388    $ 87,562   $ 66,428
                                    ========   ========    ========   ========

      Net income (loss) .........   $  1,946   $ (1,183)   $  2,935   $ (1,233)
                                    ========   ========    ========   ========

      Earnings per share:
      - Primary .................   $   0.43   $  (0.29)   $   0.65   $  (0.32)
                                    ========   ========    ========   ========
      - Fully diluted ...........   $   0.41   $  (0.29)   $   0.64   $  (0.32)
                                    ========   ========    ========   ========


4.   SUPPLEMENTAL CASH FLOW INFORMATION

     On January 27, 1997, the Company acquired the contract drilling division of Quarles for cash and stock as follows:

                                                            (in thousands)
          Cash paid for assets..........................    $      8,100
          Common stock issued...........................           8,100
                                                            ------------
          Fair value of assets acquired.................    $     16,200
                                                            ============

     On April 11, 1997, the Company acquired the contract operations of Southland for cash and warrants as follows:

                                                            (in thousands)
          Cash paid for assets..........................    $     27,147
          Warrants issued...............................              10
                                                            ------------
          Fair value of assets acquired.................    $     27,157
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

                                UTI ENERGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


6.   SUBSEQUENT EVENTS

     The Company's Board of Directors has approved a 3-for-1 stock split, and an increase in the number of authorized shares of UTI common stock from 10 million to 50 million shares, subject to stockholder approval. The Company's annual meeting is currently scheduled for August 28, 1997. The stock split, if approved, would be effective for common stockholders of record on August 25, 1997.

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

Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from consolidation in the land drilling industry. To implement this strategy, the Company disposed of its oil field distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and gas producing regions of the United States.

Since November 1995, the Company has acquired 59 rigs in four transactions: (i) FWA Drilling Company, Inc. ("FWA") was acquired in November 1995 for $12.9 million net cash, (ii) Viersen & Cochran Drilling Company ("Viersen") was acquired in August 1996 for approximately $14.5 million (consisting of $6 million cash, a two-year $8.0 million note and warrants to purchase Common Stock at $15 per share), (iii) the contract drilling assets of Quarles Drilling Corporation ("Quarles") were acquired in January 1997 for $16.2 million (consisting of $8.1 million cash and shares of Common Stock having a value of $8.1 million) and (iv) the contract drilling business of Southland Drilling Company, Ltd. ("Southland") was acquired in April 1997, for $27.1 million in cash and warrants to purchase 100,000 shares of Common Stock at $48 per share. These acquisitions have resulted in the company realizing substantial growth in its revenues and income.

The Company's results for the three and six months ended June 30, 1997 also reflect a strong improvement in market conditions in the United States land drilling markets resulting from an increase in demand for drilling services. Fleet utilization increased to 69% in 1997 from 49% in 1996. The Company continues to focus on streamlining operations and reducing its cost structure, which has further increased operating margins and profitability.

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

         The following table presents certain results of operations data for the Company and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

                                         Three Months             Six Months
                                        Ended June 30,          Ended June 30,
                                     -------------------     -------------------
                                       1997        1996        1997        1996
                                     --------    --------    --------    --------
                                                    (in thousands)
Operating Data:
   Average U.S. land rig count ...        789         631         754         614
Contract Drilling:
   Total Rig Fleet(2) ............         82          55          82          55
   Average Rig Fleet .............         82          55          77          55
   Operating Days ................      5,346       2,508       9,571       4,920
   Average utilization ...........         72%         51%         69%         49%
Pressure Pumping:
   Cement jobs ...................        418         309       1,018         761
   Stimulation jobs ..............        175         158         377         369

Financial data:
   Revenues ......................   $ 42,440    $ 19,659    $ 76,808    $ 40,065
                                     ========    ========    ========    ========
   Gross profit ..................   $  9,340    $  3,526    $ 16,346    $  7,363
                                     ========    ========    ========    ========
   As a percentage of sales ......       22.0%       17.9%       21.3%       18.4%
                                     ========    ========    ========    ========
   Operating income ..............   $  4,025    $    746    $  7,152    $  1,937
                                     ========    ========    ========    ========

--------------

(1) Baker Hughes, Inc. is an international oilfield service and equipment company which for more than twenty years has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)  At end of period.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenue

Revenue increased 116% to $42.4 million in 1997 from $19.7 million in 1996 primarily due to the increase in demand for drilling services combined with growth in the Company's rig fleet. The revenue increase of $22.7 million is comprised of a $21.4 million increase in contract drilling revenue and an increase of $1.1 million in pressure pumping revenue. The Company's rig fleet was employed for 5,346 days in the second quarter of 1997 as compared to 2,508 days in the same quarter of 1996, and the Company completed 593 pressure pumping jobs in 1997 as compared to 467 jobs in 1996. Revenue increases also reflected improvements in dayrates.

Gross Profit

Gross profit increased 166% to $9.3 million in the second quarter of 1997 compared to $3.5 million for the same period in 1996. Contract drilling gross profit as a percentage of revenue was 21.4% in 1997 and 18.4% in 1996. Pressure pumping gross profit as a percentage of revenue was 29.5% in 1997 and 12.4% in 1996.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million primarily due to the acquisitions of Viersen, Quarles and Southland. Depreciation and amortization expense will increase in future periods as a result of the Company's acquisitions of Quarles and Southland.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.1 million primarily due to the acquisitions of Viersen, the contract drilling assets and business of Quarles and Southland, and the relocation of the Company's corporate headquarters from Wayne, Pennsylvania to Houston, Texas. As a percentage of revenues, selling, general, and administrative expenses decreased to 6.7% from 9.1%.

Other Income

Other income decreased $80,000 due to a reduction in revenue from sales of miscellaneous parts and equipment.

Interest Expense

Interest expense increased $1.1 million primarily due to interest on the debt associated with the Viersen, Quarles, and Southland acquisitions. Average debt during the quarter ended June 30, 1997 was $40.8 million compared to $13.0 million during the quarter ended June 30, 1996. Interest expense is expected to increase in future periods as a result of the Company's acquisitions of Quarles and Southland and the incurrence of debt to fund the acquisitions.

Net Income

Net income for the second quarter of 1997 was $1.8 million compared to $481,000 million for the same period in 1996. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenue

Revenue increased 92% to $76.8 million in the first six months of 1997 from $40.1 million in the first six months of 1996 primarily due to the increase in demand for drilling services combined with growth in the Company's rig fleet. The revenue increase of $36.7 million is comprised of a $33.9 million increase in contract drilling revenue and an increase of $2.5 million in pressure pumping revenue. The Company's rig fleet was employed for 9,571 days in the first six months of 1997 as compared to 4,920 days in the same period of 1996, and the Company completed 1,395 pressure pumping jobs in 1997 as compared to 1,130 jobs in 1996. Revenue increases also reflected improvements in average dayrates.

Gross Profit

Gross profit increased 120% to $16.3 million in the first six months of 1997 compared to $7.4 million for the same period in 1996 due to higher revenues and consolidation savings. Contract drilling gross profit as a percentage of revenue was 19.9% in 1997 and 17.5% in 1996. Pressure pumping gross profit as a percentage of revenue was 33.0% in 1997 and 22.2% in 1996.

Depreciation and Amortization

Depreciation and amortization expense increased $2 million primarily due to the acquisitions of Viersen, Quarles, and Southland. Depreciation and amortization expense will increase in future periods as a result of the Company's acquisitions of Quarles and Southland.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $1.7 million primarily due to the acquisitions of Viersen, Quarles, Southland, and a related increase in the average number of rigs operating during the period. As a percentage of revenues, selling, general, and administrative expenses decreased to 6.7% from 8.6%.

Other Income

Other income decreased $600,000 primarily because the prior period included a one-time payment of $671,000 which the Company received as a result of a favorable resolution of a dispute with the United States government over mineral rights owned by the Company in Southeast New Mexico.

Interest Expense

Interest expense increased $1.3 million primarily due to interest on the debt associated with the Viersen and Quarles acquisitions. Average debt during the first six months of 1997 was $37.4 million compared to $10.7 million for the first six months of 1996.

Net Income

Net income for the first six months of 1997 was $3.6 million compared to $1.7 million for the same period in 1996. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Cash balances, net cash provided by operations and borrowings under the Company's revolving line of credit are utilized to fund the Company's normal recurring cash requirements. On April 11, 1997, maximum borrowing availability under the Company's revolving line of credit was increased from $8.4 million to $12.0 million. At June 30, 1997 the Company's cash balance was $49,000 and its borrowing availability under its revolving line of credit was $5.3 million.

Debt Facilities

On April 11, 1997, the Company completed two separate financing transactions, which together provided the capital required to fund the Southland acquisition and to consolidate three separate loans incurred to finance prior acquisitions. The Company issued $25.0 million of its 12% Senior Subordinated Notes due 2001 (the "Subordinated Notes") and entered into a $25.0 million 38-month term loan facility (the "Term Loan"). The Subordinated Notes were issued at a 2% discount along with seven-year warrants to purchase 400,000 shares of Common Stock at an exercise price of $32.50 per share. The Term Loan bears interest at prime rate and is secured by substantially all of the Company's rig assets, inventory and accounts receivable. The net proceeds of the two financings were used to fund the Southland Acquisition in the amount of $27.1 million and to refinance approximately $18.4 million of debt incurred in connection with the prior acquisitions of FWA, Viersen and the contract drilling assets of Quarles. The Company incurred a one-time prepayment penalty of approximately $132,000 in connection with such refinancing. In addition to funding the Southland Acquisition and the refinancing, the Company also repaid $4.1 million of its borrowings under its revolving line of credit. The Term Loan and the Company's existing revolving credit facility contain various customary affirmative and negative covenants, including restrictions on incurrence of additional indebtedness, restrictions on dividends and distributions and acquisitions and capital expenditures, and various financial covenants. The Subordinated Notes similarly contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness unless certain pro forma financial coverage ratios are met and restrictions on dividends, distributions and other restricted payments.

Other

The Company is continuing to review potential acquisitions of rigs and rig contractors. Although there can be no assurance that such acquisitions will be completed or as to the terms thereof, such acquisitions would further expand the Company's rig fleet and operations.

Management believes its internally generated cash and availability under its revolving line of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements for the remainder of 1997. Acquisitions are expected to be funded with available cash, borrowings under the revolving line of credit and common stock. In addition, depending on the number and size of any acquisitions consummated by the Company, the Company may be required to obtain additional capital through public or private offerings of debt or equity securities.


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

Among the factors that will have a direct bearing on the Company's results of operations and the contract drilling service industry in which it operates are changes in the price of oil and natural gas and the volatility of the contract drilling service industry in general; any difficulties associated with the Company's ability to successfully integrate recent and any future acquisitions; contractual risk associated with turnkey and footage contracts; the presence of competitors with greater financial resources; operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, well fires and spills; labor shortages; domestic and world-wide political stability and economic growth; and other risks associated with the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.


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


ITEM 2. CHANGES IN SECURITIES.

On January 27, 1997, the Company purchased the contract drilling assets of Quarles for a total purchase price of $16.2 million (the "Purchase Price"). The Purchase Price was paid utilizing $8.1 million in cash and 244,583 shares of Common Stock as adjusted pursuant to the purchase agreement.

Under the terms of the asset purchase agreement with Quarles, the number of shares issued to Quarles was subject to adjustment based upon the average market price (as defined in asset purchase agreement) of the Common Stock on the earlier of (i) June 30, 1997, or (ii) the date on which a registration statement covering the resale of the Common Stock issued to Quarles was declared effective. On June 4, 1997, in accordance with the terms of the asset purchase agreement with Quarles, Quarles returned to the Company 11,562 shares of stock having a value (at the average market price) equal to one-half of the amount by which the market price of the shares (at the average market price) initially issued was greater than $8.1 million.

On April 11, 1997, the Company acquired the land drilling operations of Southland for approximately $27.1 million in cash and a five-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $48 per share. The purchase price was determined through arms-length negotiations between the parties. The Southland acquisition was funded with a combination of the Company's existing cash, the net proceeds from the private placement of $25 million principal amount of its 12% Senior Subordinated Notes due 2001 (the "Subordinated Notes") and the net proceeds from a new $25 million 38-month term loan facility with Mellon. The Subordinated Notes were issued by the Company at a discount of 2% and were issued with a seven-year warrant to purchase 400,000 shares of Common Stock at an exercise price of $32.50 per share. The warrants are subject to call at $.25 per warrant after six months under certain circumstances if the market price of the Common Stock is greater than $45 per share over a 90 day period. The Term Loan and the Company's existing revolving credit facility contain various customary affirmative and negative covenants, including restrictions on incurrence of additional indebtedness, restrictions on dividends and distributions and acquisitions and capital expenditures, and various financial covenants. The Subordinated Notes similarly contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness unless certain pro forma financial coverage ratios are met and restrictions on dividends, distributions and other restricted payments.

In addition, on May 15, 1997, the Company issued 162,000 shares of Common Stock to Four Flags Drilling Company ("Four Flags") in connection with the exercise by Four Flags of warrants to purchase 125,000 shares and 37,000 shares, respectively. The exercise price relating to the warrant to purchase 125,000 shares was paid by Four Flags by canceling an outstanding promissory note of the Company payable to Four Flags, which promissory note had an outstanding principal balance on May 15, 1997 of $1.0 million. The exercise price paid for the shares underlying the warrant to purchase 37,000 shares was $8.00 per share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on 8-K.

     To report certain historical and proforma financial information of Quarles and the company, the company filed a Form 8-K/A with the Securities and Exchange Commission on April 14, 1997. To report the acquisition of the land drilling operations of Southland Drilling Company, Ltd., pursuant to
     Item 2 of Form 8-K, the Company filed a Form 8-K with the Securities and Exchange Commission dated April 11, 1997. To report certain historical and pro forma financial information of Southland and the Company pursuant to
     Item 7 of Form 8-K, the Company filed a Form 8-K/A with the Securities and Exchange Commission on June 27, 1997.

  EXHIBIT
  NUMBER                              TITLE OR DESCRIPTION
  -------                             --------------------
    *2.1     - Asset Purchase Agreement dated March 5, 1997 (the "Asset
               Purchase Agreement"), by and between UTI Energy Corp. and
               Southland Drilling Company, Ltd., (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996). Pursuant to Item 601(b)(2) of Regulation
               S-K, certain schedules and similar attachments to the Asset
               Purchase Agreement have not been filed with this exhibit.
               Schedule 2.1(a), 2.1(b), 2.1(c), 2.1(d) and 2.1(e) contain lists of certain of the assets purchased by the Company pursuant to the terms and conditions of the Asset Purchase Agreement.
               Agreement. The Company agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission upon request.

    *2.2     - First Amendment to Asset Purchase Agreement dated April 11,
               1997, by and between UTI Energy Corp., Triad Drilling Company and Southland Drilling Company, Ltd.

   *10.1     - Warrant Agreement, dated April 11, 1997, by and between UTI
               Energy Corp. And Southland Drilling Company, Ltd.

   *10.2     - Loan and Security Agreement dated April 11, 1997, by and among
               FWA Drilling Company, Inc., International Petroleum Service
               Company, Triad Drilling Company, Universal Well Services, Inc.,
               USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther
               Drilling, Inc., and Mellon Bank, N.A.

   *10.3     - Fourth Amendment and Modification to the Mellon Line of Credit
               dated April 11, 1997, by and among FWA Drilling Company, Inc.,
               International Petroleum Service Company, Triad Drilling Company,
               Universal Well Services, Inc., USC, Incorporated, UTI Energy
               Corp., UTICO, Inc., Panther Drilling, Inc., and Mellon Bank,
               N.A.

   *10.4     - Note Purchase Agreement dated April 11, 1997, by and among FWA
               Drilling Company, Inc., International Petroleum Service Company,
               Triad Drilling Company, Universal Well Services, Inc., USC,
               Incorporated, Panther Drilling, Inc., and Canpartners
               Investments IV, LLC (incorporated by reference to Schedule 13D relating to the Company filed on April 22, 1997 by Canpartners
               Investments IV, LLC, Canpartners Incorporated, Mitchell R.
               Julis, Joshua S. Friedman and R. Christian B. Evensen).

   *10.5     - Note dated April 11, 1997, payable by FWA Drilling Company,
               Inc., International Petroleum Service Company, Triad Drilling
               Company, Universal Well Services, Inc., USC, Incorporated and
               Panther Drilling, Inc. to Canpartners Investments IV, LLC.

   *10.6     - Warrant Agreement dated April 11, 1997, by and between UTI
               Energy Corp. and Canpartners Investments IV, LLC.

   *10.7     - Warrant dated April 11, 1997, by and between UTI Energy Corp.
               and Canpartners Investments IV, LLC.

   *10.8     - Registration Rights Agreement dated April 11, 1997, by and between UTI Energy Corp. and Canpartners Investments IV, LLC.

    27.1     - Financial Data Schedule.


* Previously filed with the Company's Current Report on Form 8-K dated April 11, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        UTI ENERGY CORP.
                                        (REGISTRANT)



Date: August 14, 1997                   /s/ P. BLAKE DUPUIS
                                        -------------------
                                        P. Blake Dupuis
                                        Vice President Chief Financial
                                        Officer and Chief Accounting Officer


                                        Signed on behalf of the registrant and
                                        as principal financial officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.1        -  Financial Data Schedule