Form 10-Q/A
period 1997-06-30
UTI ENERGY CORP
filed 1997-09-15
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                Amendment No. 1
                                       to
                                   FORM 10-Q
                                 on Form 10-Q/A



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

        This Amendment No. 1 to Form 10-Q is being filed to reflect the reclassification of certain items in the Company's financial statements, to discuss a redemption of certain warrants in footnote No. 4 and to correct a typographical error contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI ENERGY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,      December 31,
                                                                         1997            1996
                                                                      (Unaudited)     (See Note)
                                                                     ------------    ------------
                                                                            (In thousands)
                                     ASSETS
CURRENT ASSETS
    Cash .........................................................   $         49    $        570
    Accounts receivable, net of allowance for doubtful
      accounts of $413 in 1997 and $305 in 1996 ..................         27,838          17,831
    Other receivables ............................................            688             598
    Materials and supplies .......................................          1,109             874
    Prepaid expenses .............................................          1,213           1,749
                                                                     ------------    ------------
                                                                           30,897          21,622
PROPERTY AND EQUIPMENT
    Land .........................................................            899             749
    Buildings and improvements ...................................          2,196           1,760
    Machinery and equipment ......................................         96,736          58,421
    Oil and gas working interests ................................          1,813           1,732
    Construction in process ......................................            923             338
                                                                     ------------    ------------
                                                                          102,567          63,000
    Less accumulated depreciation and amortization ...............         26,704          23,149
                                                                     ------------    ------------
                                                                           75,863          39,851

GOODWILL, less amortization of $166 ..............................          9,772              --
OTHER ASSETS .....................................................            421             397
                                                                     ------------    ------------

                                                                     $    116,953    $     61,870
                                                                     ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt ............................   $      5,226    $      4,507
    Accounts payable .............................................         10,070           7,945
    Accrued payroll costs ........................................          3,468           2,445
    Other accrued expenses .......................................          3,725             964
                                                                     ------------    ------------
                                                                           22,489          15,861

LONG-TERM DEBT, less current portion .............................         48,520          14,658
DEFERRED INCOME TAXES ............................................          8,305           8,305
OTHER LIABILITIES ................................................            350             350
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value, 10,000,000 shares authorized,
      4,036,729 shares issued and outstanding in 1997, 3,602,336
      shares issued and outstanding in 1996 ......................              4               4
    Additional capital ...........................................         28,824          17,877
    Retained earnings ............................................          8,537           4,916
    Restricted stock plan unearned compensation ..................            (76)           (101)
                                                                     ------------    ------------
                                                                           37,289          22,696
                                                                     ------------    ------------

                                                                     $    116,953    $     61,870
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

                                UTI ENERGY CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Months
                                                                      Ended June 30,
                                                                  --------------------
                                                                    1997        1996
                                                                  --------    --------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Income from operations ....................................   $  3,621    $  1,681
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization .........................      4,020       1,979
        Deferred income taxes .................................         --          97
        Amortization of debt discount .........................        115          --
        Stock compensation expense ............................         25          21
        Provision for doubtful accounts .......................        108          17
        Gain on disposal of fixed assets ......................       (290)        (38)
        Change in operating assets and liabilities,
          net of effect of business acquired:
           Accounts receivable and prepaids ...................     (9,669)     (2,624)
           Materials and supplies .............................       (235)       (171)
           Accounts payable, accrued expenses and accrued
             payroll costs ....................................      5,909       1,233
           Other ..............................................        (31)        141
                                                                  --------    --------
               Net cash provided by operating activities ......      3,573       2,336

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ......................................     (6,767)     (2,074)
    Acquisition of businesses .................................    (35,247)         --
    Proceeds from sale of property and equipment ..............        617         163
                                                                  --------    --------
               Net cash used by investing activities ..........    (41,397)     (1,911)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt ..................     57,190          34
    Repayments of long-term debt ..............................    (20,324)     (1,041)
    Proceeds from issuance of common stock ....................        437          --
                                                                  --------    --------
           Net cash provided (used) by financing activities ...     37,303      (1,007)
                                                                  --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................       (521)       (582)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ...................................................        570       2,273
                                                                  --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $     49    $  1,691
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

     On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd., ("Southland") for approximately $27.1 million in cash and a five-year warrant to purchase 100,000 shares of Common Stock, at an exercise price of $48 per share (the "Southland Acquisition"). The acquired assets included eight land drilling rigs, various equipment and rig components, and other equipment used in Southland's contract drilling business. The Company also assumed various drilling contracts of Southland and hired Southland's rig crews. The acquisition was accounted for using the purchase method, and Southland's operating results since April 11, 1997 have been consolidated with the operating results of the Company. Goodwill of $9.9 million has been recorded related to this Acquisition.

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
                                                            ============

     On May 15, 1997, a warrant holder redeemed 125,000 warrants for an equal amount of shares of common stock. The warrant holder cancelled an outstanding promissory note from the Company totaling $1 million, an amount equal to the exercise price.

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

Net Income

Net income for the second quarter of 1997 was $1.8 million compared to $481,000 for the same period in 1996. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.

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



                                        UTI ENERGY CORP.
                                        (REGISTRANT)



Date: September 15, 1997                /s/ P. BLAKE DUPUIS
                                        -------------------
                                        P. Blake Dupuis
                                        Vice President Chief Financial
                                        Officer and Chief Accounting Officer


                                        Signed on behalf of the registrant and
                                        as principal financial officer