Form 10-Q
period 1997-09-30
UTI ENERGY CORP
filed 1997-11-12
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997.

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to                .
                                        ---------------    ---------------
COMMISSION FILE NUMBER 1-12542

                                UTI ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                23-2037823
------------------------------------     ------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
          of incorporation)


             Suite 225 N
      16800 Greenspoint Park
            Houston, Texas                                77060
---------------------------------------     ------------------------------------
(Address of principal executive offices)                (Zip Code)


      (Registrant's telephone number, including area code)  (281) 873-4111



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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each class of issuer's common stock, as of the latest practicable date. 16,456,115 shares of Common Stock at October 31, 1997.

                                    INDEX


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1997
           and December 31, 1996  . . . . . . . . . . . . . . . . . . .     3

          Condensed Consolidated Statements of Income for the
           Three and Nine Months ended September 30, 1997 and 1996  . .     4

          Condensed Consolidated Statement of Changes in Shareholders'
           Equity for the Nine Months ended September 30, 1997 . . . . .    5

          Condensed Consolidated Statements of Cash Flows for the
           Nine Months ended September 30, 1997 and 1996  . . . . . . .     6

          Notes to Condensed Consolidated Financial Statements  . . . .     7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . .    11


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . .    18

Item 4.   Submission of Matters to a Vote of Security Holders . . . . .    18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .    20

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               UTI ENERGY CORP.
                     Condensed Consolidated Balance Sheets
                (All share amounts reflect the 3:1 stock split,
                         effective September 5, 1997).

                                                                                     September 30,         December 31,
                                                                                        1997                   1996
                                                                                      (Unaudited)           (See Note)
                                                                                     -------------         --------------
                                                                                                 (In thousands)

                                                          ASSETS
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,718         $         570
   Accounts receivable, net of allowance for doubtful accounts of
     $533 in 1997 and $305 in 1996  . . . . . . . . . . . . . . . . . . . . . . . .         33,481                17,831
   Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            528                   598
   Materials and supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,697                   874
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            346                 1,749
                                                                                     -------------         -------------
                                                                                            37,770                21,622
PROPERTY AND EQUIPMENT
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            949                   749
   Buildings and improvements   . . . . . . . . . . . . . . . . . . . . . . . . . .          2,431                 1,760
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        112,892                58,421
   Oil and gas working interests  . . . . . . . . . . . . . . . . . . . . . . . . .          1,843                 1,732
   Construction in process  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,910                   338
                                                                                     -------------         -------------
                                                                                           120,025                63,000
   Less accumulated depreciation and amortization   . . . . . . . . . . . . . . . .         29,368                23,149
                                                                                     -------------         -------------
                                                                                            90,657                39,851
GOODWILL, less amortization of $337 in 1997 and $0 in 1996  . . . . . . . . . . . .         18,072                     -
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            535                   397
                                                                                     -------------         -------------
                                                                                     $     147,034         $      61,870
                                                                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .  $      13,212         $       4,507
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,138                 7,945
   Accrued payroll costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,237                 2,445
   Other accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,905                   964
                                                                                     -------------         -------------
                                                                                            32,492                15,861

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . . . . . .         41,085                14,658
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,277                 8,305
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            350                   350
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock $.01 par value, 5,000,000 shares authorized on
     August 28, 1997, none issued or outstanding in 1997 and 1996   . . . . . . . .             --                    --
   Common stock, $.001 par value, 50,000,000 (10,000,000 prior to
     August 28, 1997) shares authorized, 12,956,515 shares issued and
     outstanding in 1997, 10,807,008 shares issued and outstanding in 1996  . . . .             13                    11
   Additional capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,450                17,870
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,431                 4,916
   Restricted stock plan unearned compensation  . . . . . . . . . . . . . . . . . .            (64)                 (101)
                                                                                     -------------         -------------
                                                                                            57,830                22,696
                                                                                     -------------         -------------
                                                                                     $     147,034         $      61,870
                                                                                     =============         =============


Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 1 to condensed consolidated financial statements.

                               UTI ENERGY CORP.
           Condensed Consolidated Statements of Income (Unaudited)
    (All per share and share amounts reflect the 3:1 stock split effective
                             September 5, 1997).

                                                                Three Months                        Nine Months
                                                             Ended September 30,                Ended September 30,
                                                       ------------------------------       ------------------------------
                                                           1997              1996               1997              1996
                                                       ------------      ------------       ------------      ------------
                                                                 (In thousands, except share and per share amounts)
REVENUES
   Oilfield service   . . . . . . . . . . . . . . . .  $     50,257      $     26,204       $    126,691      $     66,110
   Other  . . . . . . . . . . . . . . . . . . . . . .            53                65                427               224
                                                       ------------      ------------       ------------      ------------
                                                             50,310            26,269            127,118            66,334
COSTS AND EXPENSES
   Cost of sales
         Oilfield service . . . . . . . . . . . . . .        36,790            20,566             97,175            53,211
         Other  . . . . . . . . . . . . . . . . . . .            18               278                 95               335
   Selling, general and administrative  . . . . . . .         3,279             1,900              8,453             5,347
   Depreciation and amortization  . . . . . . . . . .         3,009             1,087              7,029             3,066
                                                       ------------     -------------       ------------      ------------
                                                             43,096            23,831            112,752            61,959
                                                       ------------     -------------       ------------      ------------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .         7,214             2,438             14,366             4,375

OTHER INCOME (EXPENSE)
   Interest   . . . . . . . . . . . . . . . . . . . .        (1,639)             (284)            (3,393)             (716)
   Other, net   . . . . . . . . . . . . . . . . . . .            91               166                345             1,020
                                                       ------------     -------------       ------------      ------------
                                                             (1,548)             (118)            (3,048)              304
                                                       ------------     -------------       ------------      ------------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .         5,666             2,320             11,318             4,679

INCOME TAXES  . . . . . . . . . . . . . . . . . . . .         1,772               710              3,803             1,388
                                                       ------------     -------------       ------------      ------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .  $      3,894     $       1,610       $      7,515      $      3,291
                                                       ============     =============       ============       ===========

EARNINGS PER COMMON SHARE:
   Primary  . . . . . . . . . . . . . . . . . . . . .  $       0.26     $        0.14       $       0.54      $       0.30
                                                       ============     =============       ============      ============

   Fully Diluted  . . . . . . . . . . . . . . . . . .  $       0.25     $        0.14       $       0.52      $       0.29
                                                       ============     =============       ============      ============


AVERAGE COMMON SHARES OUTSTANDING:
   Primary  . . . . . . . . . . . . . . . . . . . . .    15,197,907        11,579,928         14,001,965        11,094,825
   Fully Diluted  . . . . . . . . . . . . . . . . . .    15,703,462        11,704,902         14,356,159        11,160,825



See notes to condensed consolidated financial statements.

                               UTI ENERGY CORP.
                 Condensed Consolidated Statement of Changes
                     In Shareholders' Equity (Unaudited)
                 For the Nine Months Ended September 30, 1997
 (All share amounts reflect the 3:1 stock split effective September 5, 1997).




                                                                                           Restricted
                                                                                           Stock Plan
                                     Number         Par       Additional      Retained       Unearned
                                   Of Shares       $.001       Capital        Earnings     Compensation        Total
                                   ---------       -----       -------        --------     ------------        -----
Balance at December 31, 1996   .    10,807,008   $     11     $   17,870    $     4,916     $     (101)     $     22,696

   Net Income   . .  . . . . . .                        -              -          7,515              -             7,515

   Issuance of Common Stock  . .     2,149,507          2         26,170              -              -            26,172

   Warrants Issued . . . . . . .                        -          1,410              -              -             1,410

   Vesting of Restricted Stock
       Plan  . . . . . . . . . .                        -              -              -             37                37
                                    ----------   --------     ----------    -----------     ----------      ------------

Balance at September 30, 1997. .    12,956,515   $     13     $   45,450    $    12,431     $      (64)     $     57,830
                                    ==========   ========     ==========    ===========     ==========      ============

See notes to condensed consolidated financial statement.

                               UTI ENERGY CORP.
         Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                                   Nine Months
                                                                                               Ended September 30,
                                                                                        ----------------------------------
                                                                                             1997                1996
                                                                                        -------------        ------------
                                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       7,515        $      3,291
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .         7,029               3,066
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           946                  97
       Amortization of debt discount  . . . . . . . . . . . . . . . . . . . . . . . . .           258                  23
       Stock compensation expense . . . . . . . . . . . . . . . . . . . . . . . . . . .            37                  61
       Provision for bad debts  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           228                  14
       Gain on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . . . .          (356)                (62)
       Change in operating assets and liabilities, net of
         effect of businesses acquired:
          Accounts receivable and prepaids  . . . . . . . . . . . . . . . . . . . . . .       (11,508)             (4,479)
          Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (823)               (239)
          Accounts payable, accrued expenses, accrued
            payroll costs and deferred income taxes   . . . . . . . . . . . . . . . . .         6,567               3,618
          Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (149)                (28)
                                                                                        -------------        ------------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . .         9,744               5,362

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,122)             (2,931)
   Acquisition of businesses, net of cash . . . . . . . . . . . . . . . . . . . . . . .       (37,542)             (6,000)
   Proceeds from sale of property and equipment   . . . . . . . . . . . . . . . . . . .           808                 183
                                                                                        -------------        ------------
          Net cash used by investing activities . . . . . . . . . . . . . . . . . . . .       (46,856)             (8,748)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt   . . . . . . . . . . . . . . . . . . . . .        58,900               3,628
   Repayments of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,626)             (1,521)
   Proceeds from issuance of Common Stock, options and warrants   . . . . . . . . . . .           986                   -
                                                                                        -------------        ------------
          Net cash provided by financing activities   . . . . . . . . . . . . . . . . .        38,260               2,107
                                                                                        -------------        ------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,148              (1,279)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           570               2,273
                                                                                        -------------        ------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       1,718        $        994
                                                                                        =============        ============


See notes to condensed consolidated financial statements.

                               UTI ENERGY CORP.
                  Notes to Condensed Consolidated Financial
                            Statements (Unaudited)
                              September 30, 1997
         (All per share and share amounts reflect the 3:1 stock split effective September 5, 1997).


1.       Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements at September 30, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.       Impact of Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary (renamed basic) earnings per share for the three months and nine months ended September 30, 1997 of $.05 and $.09 per share, respectively. The impact of Statement 128 on the calculation of fully diluted (renamed diluted) earnings per share results in an increase to the three months and nine months ended September 30, 1997 of $.01 and $.02 per share, respectively.


3.       Acquisitions

         On August 14, 1996, the Company purchased all of the capital stock of the Viersen & Cochran Drilling Company ("Viersen"). Viersen was engaged in contract drilling in Oklahoma but had suspended its operations prior to the closing date. The consideration paid for Viersen consisted of (i) $6.0 million cash paid on August 14, 1996 (a portion of which the Company borrowed under its existing credit agreement); (ii) a two-year $8.0 million promissory note (the "Promissory Note") executed by the Company in favor of the Seller; and
         (iii) stock warrants with a two-year term to purchase 600,000 shares of the Company's Common Stock, at $5 per share. On April 11, 1997, the Company prepaid the Promissory Note at a contractually agreed upon discounted balance of $7.7 million plus accrued interest. Viersen's assets consisted of 13 land drilling rigs, over 500,000 feet of spare drill pipe, over 800 drill collars and other spare drilling equipment. The acquisition of Viersen was accounted for using the purchase method, and Viersen's operating results since August 14, 1996, have been consolidated with the operating results of the Company.

                               UTI ENERGY CORP.
                  Notes to Condensed Consolidated Financial
                            Statements (Unaudited)
                              September 30, 1997
         (All per share and share amounts reflect the 3:1 stock split effective September 5, 1997).


         On January 27, 1997, the Company acquired the contract drilling assets of Quarles Drilling Corporation ("Quarles") for $16.2 million, consisting of $8.1 million cash and 733,779 shares of Common Stock as adjusted pursuant to the purchase agreement. The acquired assets consisted of nine land drilling rigs, various equipment, rig components and other equipment used in Quarles' contract drilling business. The acquisition was accounted for using the purchase method.

         On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd. ("Southland") for approximately $27.1 million in cash and a five-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $16 per share. The acquired assets include eight land drilling rigs, various equipment, components and other equipment used in Southland's contract drilling business. The acquisition was accounted for using the purchase method and Southland's operating results since April 11, 1997 have been consolidated with the operating results of the Company. Estimated goodwill totaling $9.9 million has been recorded relating to this acquisition.

         On September 11, 1997, the Company acquired J.S.M. & Associates, Inc. ("JSM") for 618,748 shares of Common Stock (including 61,874 shares to be issued following a contractual post-closing adjustment period) and $2.6 million in cash, subject to adjustment. JSM's assets at the time of acquisition included seven land drilling rigs, an office and warehouse in Odessa, Texas and approximately $950,000 in net working capital. The acquisition was accounted for using the purchase method of accounting. Estimated goodwill totaling $8.5 million has been recorded related to this acquisition.

         Provision for amortization of goodwill is determined by the straight-line method over 15 years.

         The following pro forma operating results reflect the inclusion of Viersen in 1996, and the inclusion of Quarles and Southland for 1996 and 1997:

                                                         Three Months                             Nine Months
                                                     Ended September 30,                      Ended September 30,
                                              --------- --------- -------------     ------------ --------- -----------
                                                   1997               1996               1997                1996
                                              --------------     --------------     ---------------    ---------------
                                                                 (in thousands, except per share amounts)

           Revenue  . . . . . . . . . . . . .  $   50,310         $     35,820       $    137,872       $    102,248
                                               ==========         ============       ============       ============

           Net income (loss)  . . . . . . . .  $    3,894         $      1,135       $      6,829       $       (98)
                                               ==========         ============       ============       ============
           Earnings per share:
           - Primary  . . . . . . . . . . . .  $     0.26         $       0.10       $       0.49       $     (0.01)
                                               ==========         ============       ============       ============
           - Fully diluted  . . . . . . . . .  $     0.25         $       0.09       $       0.48       $     (0.01)
                                               ==========         ============       ============       ============

                                UTI ENERGY CORP.
        Notes To Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 1997
    (All per share and share amounts reflect the 3:1 stock split effective
                              September 5, 1997).


4.       Supplemental Cash Flow Information

         On January 27, 1997, the Company acquired the contract drilling division of Quarles for cash and Common Stock as follows:

                                                                  (in thousands)
                  Cash paid for assets  . . . . . . . . . . . .   $        8,100
                  Common Stock issued   . . . . . . . . . . . .            8,100
                                                                   -------------
                  Total Purchase Price  . . . . . . . . . . . .   $       16,200
                                                                  ==============

         On April 11, 1997, the Company acquired the contract drilling operations of Southland for cash and warrants as follows:

                                                                  (in thousands)
                  Cash paid for assets  . . . . . . . . . . . .   $       27,147
                  Warrants issued   . . . . . . . . . . . . . .               10
                                                                  --------------
                  Total Purchase Price  . . . . . . . . . . . .   $       27,157
                                                                  ==============

         On September 11, 1997, the Company acquired JSM for cash and Common Stock as follows:

                                                                  (in thousands)
                  Cash paid for asset   . . . . . . . . . . . .   $        2,550
                  Common Stock issued   . . . . . . . . . . . .           16,086
                  Net cash acquired   . . . . . . . . . . . . .             (255)
                                                                  --------------
                  Total Purchase Price  . . . . . . . . . . . .   $       18,381
                                                                  ==============

          On May 15, 1997, a warrant holder exercised 486,000 warrants for an equal amount of shares of Common Stock using a $1.0 million promissory note of the Company and cash of $296,000.

5.        Commitments and Contingencies

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

                                UTI ENERGY CORP.
              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 1997
         (All per share and share amounts reflect the 3:1 stock split effective September 5, 1997).


6.       Subsequent Events

         In October of 1997, the Company sold 1,792,600 shares of Common Stock in a public offering at $39.50 per share (less an underwriting discount of $1.78 per share). Various holders of warrants to purchase Common Stock exercised warrants to purchase an aggregate of 1,707,000 shares of Common Stock for sale by them in the public offering. The offering resulted in net proceeds, including proceeds from the exercise of warrants by the selling stockholders, to the Company of approximately $80.0 million. Following the public offering by the Company, the Company repaid the outstanding balances under its existing line of credit ($8.0 million at September 30, 1997) and term loan ($22.9 million at September 30, 1997). The Company plans to use the remaining net proceeds from the offering, including the proceeds from warrants exercised in the offering for general corporate purposes, including the continuation of the Company's acquisition strategy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

UTI is a leading provider of onshore contract drilling services in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of Oklahoma, Texas and the Gulf Coast. The Company's rig fleet currently consists of 89 land drilling rigs with effective depth capabilities ranging from 5,000 to 25,000 feet. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from consolidation in the land drilling industry. To effect this strategy, the Company disposed of its oilfield distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and gas producing regions of the United States.

Since November 1995, the Company has acquired 66 rigs in five transactions: (i) FWA Drilling Company, Inc. ("FWA") was acquired in November 1995 for $12.9 million net of working capital; (ii) Viersen & Cochran Drilling Company ("Viersen") was acquired in August 1996 for approximately $6.0 million cash, a two-year $8.0 million note and warrants to purchase 600,000 shares of Common Stock at $5 per share; (iii) the contract drilling assets of Quarles Drilling Corporation ("Quarles") were acquired in January 1997 for $8.1 million cash and shares of Common Stock having a value at the time of $8.1 million; (iv) the contract drilling business of Southland Drilling Company, Ltd. ("Southland") was acquired in April 1997, for $27.1 million in cash and warrants to purchase 300,000 shares of Common Stock at $16 per share; and (v) J.S.M. & Associates, Inc. ("JSM") was acquired on September 11, 1997, for 618,748 shares of Common Stock and approximately $2.6 million in cash. These acquisitions have resulted in the Company realizing substantial growth in its revenues and earnings.

The Company's results for the three and nine months ended September 30, 1997 also reflect a strong improvement in market conditions in the United States land drilling markets resulting from an increase in demand for drilling services. Fleet utilization (based on total rigs owned) was 75% for the three months ended September 30, 1997 compared to 63% for the three months ended September 30, 1996.

The Company currently expects that its land drilling operations will continue to benefit from improved market conditions and the effects of its prior acquisitions. The Company intends to continue its strategy of growth through acquisitions of rigs and equipment that can be integrated into its fleet and operations and through acquisitions of other drilling contractors that may provide opportunities for expansion of the Company's markets and services.

Results of Operations

The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oilfield service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend.

The following table presents certain results of operations data for the Company and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

                                                        Three Months                           Nine Months
                                                     Ended September 30,                 Ended September 30,
                                               -------------------------------      --------------------------------
                                                    1997              1996               1997               1996
                                               -------------------------------      --------------------------------

       Average U.S. land rig count  . . . . .          836                 683                781                637
       Number of owned rigs
        (at end of period)  . . . . . . . . .           89                  55                 89                 55
       Average number of rigs owned
        during period   . . . . . . . . . . .           84                  55                 79                 55
       Operating Days (2)   . . . . . . . . .        5,810               3,176             15,381              8,096
       Utilization rate (3) . . . . . . . . .          75%                 63%                71%                54%
    Pressure Pumping:
    -------- -------
       Cement jobs  . . . . . . . . . . . . .          643                 690              1,661              1,451
       Stimulation jobs   . . . . . . . . . .          295                 288                672                657

    Financial data (in thousands):
    --------- ----
       Revenues   . . . . . . . . . . . . . .  $    50,310        $     26,269       $    127,118       $     66,334
                                               ===========        ============       ============       ============
       Gross profit   . . . . . . . . . . . .  $    13,502        $      5,425       $     29,848       $     12,788
                                               ===========        ============       ============       ============
       As a percentage of sales   . . . . . .        26.8%               20.7%              23.5%              19.3%
                                               ===========        ============       ============       ============
       Operating income   . . . . . . . . . .  $     7,214        $      2,438       $     14,366       $      4,375
                                               ===========        ============       ============       ============

----------------------------------
(1) Baker Hughes, Inc. is an international oilfield service and equipment company which for more than twenty years has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2) An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the three and nine months ended September 30, 1997, the utilization rate of the Company's rigs, excluding stacked rigs, was 90% and 88%, respectively.

Comparison of Three Months Ended September 30, 1997 and 1996


Revenue
-------

Revenue increased 91% to $50.3 million for the three months ended September 30, 1997 from $26.3 million for the three months ended September 30, 1996 primarily due to the increase in demand for drilling services and growth in the Company's rig fleet. The revenue increase of $24.0 million consisted of a $22.6 million increase in contract drilling revenue, $1.7 million increase in pressure pumping revenue and a $300,000 decrease in other revenue. The Company's rig fleet was employed for 5,810 for the three months ended September 30, 1997 as compared to 3,176 days in the corresponding period of 1996. Revenue increases also reflected improvements in contract rates.

Gross Profit
------------

Gross profit increased 150% to $13.5 million for the three months ended September 30, 1997 compared to $5.4 million for the three months ended September 30, 1996 due to higher revenues, increased prices and consolidation
savings.   Contract drilling gross profit as a percentage of revenue was 23.4%
in 1997 and 17.1% in 1996. Pressure pumping gross profit as a percentage of revenue was 48.3% in 1997 and 40.6% in 1996.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense for the three months ended September 30, 1997 increased $1.9 million compared to the three months ended September 30, 1996 primarily due to the acquisitions of Viersen, Quarles and Southland. Depreciation and amortization expense will increase in future periods as a result of the Company's acquisitions of Quarles, Southland and JSM.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses increased $1.4 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to the acquisitions of Viersen, Quarles and Southland and a related increase in the average number of rigs operating during the period. As a percentage of revenues, selling, general and administrative expenses decreased to 6.5% for the three months ended September 30, 1997 from 7.2% for the three months ended September 30, 1996.

Other Income
------------

Other income decreased $75,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to a reduction in gains from sales of miscellaneous parts and equipment.

Interest Expense
----------------

Interest expense increased $1.4 million primarily due to interest on the debt associated with the Viersen, Quarles and Southland acquisitions. Average outstanding debt for the three months ended September 30, 1997 was $54.0 million compared to $15.6 million for the three months ended September 30, 1996.

Net Income
----------

Net income for the three months ended September 30, 1997 was $3.9 million compared to $1.6 million for the three months ended September 30, 1996. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.


Comparison of Nine Months Ended September 30, 1997 and 1996


Revenue
-------

Revenue increased 92% to $127.1 million for the first nine months of 1997 from $66.3 million for the first nine months of 1996 primarily due to the increase in demand for drilling services combined with growth in the Company's rig fleet. The revenue increase of $60.8 million consisted of a $56.5 million increase in contract drilling revenue and an increase of $4.3 million in pressure pumping revenue. The Company's rig fleet was employed for 15,381 days during the first nine months of 1997 compared to 8,096 days in the corresponding period of 1996. The Company completed 2,333 pressure pumping jobs during the nine months ended September 30, 1997 as compared to 2,108 jobs in the nine months ended September 30, 1996. Revenue increases also reflected improvements in contract rates.

Gross Profit
------------

Gross profit increased 133% to $29.8 million in the first nine months of 1997 compared to $12.8 million for the same period in 1996 due to higher revenues, increased prices and consolidation savings. Contract drilling gross profit as a percentage of revenue was 21.3% in 1997 and 17.4% for the first nine months of 1996. Pressure pumping gross profit as a percentage of revenue was 39.8% for the nine months ended September 30, 1997 and 30.8% for the corresponding period of 1996.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased $4.0 million during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996 primarily due to the acquisitions of Viersen, Quarles and Southland. Depreciation and amortization expense will increase in future periods as a result of the Company's acquisitions of Quarles, Southland and JSM.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses increased $3.1 million primarily due to the acquisitions of Viersen, Quarles, Southland and the related increase in the average number of rigs operating during the period. As a percentage of revenues, selling, general and administrative expenses decreased to 6.6% for the nine months ended September 30, 1997 from 8.1% for the nine months ended September 30, 1996.

Other Income
------------

Other income decreased $675,000 during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996 primarily because the prior period included a one-time payment of $671,000. The Company received the payment as a result of a favorable resolution of a dispute with the United States government over mineral rights owned by the Company in Southeast New Mexico.

Interest Expense
----------------

Interest expense increased $2.7 million during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996 primarily due to interest on the debt associated with the Viersen and Quarles acquisitions. Average debt outstanding during the first nine months of 1997 was $36.7 million compared to $16.1 million for the first nine months of 1996. The Company also incurred a one time prepayment penalty of $132,000 during the second quarter of 1997 in connection with a refinancing of indebtedness during the quarter.

Net Income
----------

Net income for the first nine months of 1997 was $7.5 million compared to $3.3 million for the corresponding period in 1996. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.


Liquidity and Capital Resources


Working Capital
---------------

On October 1997, the Company sold in a public offering 1,792,600 shares of Common Stock. Shares of Common Stock held by various shareholders of the Company were also sold in this offering, including 1,707,000 shares of Common Stock that were subject to outstanding warrants and options. The net proceeds from this offering to the Company, including approximately $13.0 million from the exercise of warrants and options to purchase shares of Common Stock that were sold in the offering, were approximately $80.0 million. The Company utilized approximately $27.9 million of the net proceeds to repay all of its outstanding debt other than its 12% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). As a result, after giving effect to the offering and the repayment of debt, the Company currently has in excess of $52.1 million cash and cash equivalents and no borrowings under its working capital facility. The Company intends to utilize these available cash resources, together with its cash flow from operations, to continue its acquisition and growth strategy.

The Company has a working capital facility that provides a revolving line of credit of $12.4 million. The revolving line of credit is secured by a pledge of the Company's accounts receivable and inventory and includes financial covenants covering tangible net worth, interest coverage and debt service coverage and prohibits the payment of cash dividends by the Company. Advances under the line are limited by levels of accounts receivable and inventory. Interest under the facility is calculated at the lower of the prime rate or such other rate options available at the time of borrowing, depending upon the Company's financial performance. The facility expires on June 30, 1998.

Debt Facilities
---------------

In April 1997, in connection with the Company's acquisition of Southland and a refinancing of various loans incurred to finance prior acquisitions, the Company issued $25.0 million principal amount of Subordinated Notes and entered into a $25.0 million term loan with its bank. The Subordinated Notes were issued at a 2% discount and carried with them seven year warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share. The term note was repaid following the Company's recent public offering and 720,000 of the warrants to purchase Common Stock issued in connection with the Subordinated Notes were exercised in connection with that offering. The Subordinated Notes similarly contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness unless certain pro forma financial coverage ratios are met and restrictions on dividends, distributions and other restricted payments.

JSM
---

On September 11, 1997, the Company acquired JSM for 618,748 shares of Common Stock, including 61,874 escrow shares, and $2.6 million cash, subject to adjustment. The acquisition provided the Company with seven actively marketed and fully manned land drilling rigs having depth capabilities ranging from 10,000 to 14,000 feet. The acquisition also provided the Company with an additional office and warehouse in Odessa, Texas, various spare equipment and supplies and $950,000 in net working capital. Under the terms of the JSM acquisition agreement, the Company granted to the prior shareholders of JSM demand and piggyback registration rights exercisable beginning December 10, 1997. The Company also agreed to provide the prior JSM shareholders with the right, exercisable for a period of 30 days beginning December 10, 1997, to require the Company to purchase one-half of the shares of Common Stock issued in the transaction.

Other
-----

The Company is continuing to review potential acquisitions of rigs and rig contractors. Although there can be no assurance that such acquisitions will be completed or as to the terms thereof, such acquisitions would further expand the Company's rig fleet and operations. The Company expects that such acquisitions will be funded with a combination of its available cash, borrowings where necessary or desirable and additional issuances of Common Stock and rights to acquire Common Stock.

Management believes its existing cash, future internally generated cash and availability under its revolving line of credit will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months.

Impact of Recently Issued Accounting Standards


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary (renamed basic) earnings per share for the three months and nine months ended September 30, 1997 of $.05 and $.09 per share, respectively. The impact of Statement 128 on the calculation of fully diluted (renamed diluted) earnings per share results in an increase to the three months and nine months ended September 30, 1997 of $.01 and $.02 per share, respectively.

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

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

At the Company's annual stockholders meeting held August 28, 1997, the stockholders approved a three-for-one stock split of the Company's Common Stock through a stock dividend and related amendment to the Company's Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock from 10 million to 50 million shares. The stock dividend was paid on September 5, 1997 to stockholders of record on August 25, 1997. As a result of the stock split, all share and per share data contained herein has been restated to reflect the effect of the three-for-one stock split. In addition, at the annual meeting, the stockholders approved an amendment to the Restated Certificate of Incorporation that authorizes the Company to issue up to 5,000,000 of Preferred Stock, $.01 par value.

On September 11, 1997, the Company effected the acquisition of J.S.M. & Associates, Inc., ("JSM"), through a merger (the "Merger") of J Acquisition Corp., a wholly owned Texas subsidiary of the Company ("Sub"), with and into JSM. The Merger was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated September 11, 1997, between the Company, Sub, JSM, Jim A. James and James F. Silhan. The Company acquired JSM for 618,748 shares of Common Stock (including 61,874 shares to be issued following a contractual post-closing adjustment period) and $2.6 million in cash, subject to adjustment. The Purchase Price was determined by dividing $13.4 million by the contractual agreed upon price. The sale of the shares of Common Stock in the merger was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as a transaction not involving a public offering.

Under the terms of the Merger Agreement, the Company granted to Messrs. James and Silhan the right to cause the Company to purchase one-half of the shares of Common Stock issued to them in the transaction at the Agreed Stock Price (the "Put Right"). The Put Right may only be exercised for a period of 30 days beginning December 10, 1997. The Company also granted to Messrs. James and Silhan demand and piggyback registration rights exercisable beginning December 10, 1997. The demand registration rights may not be exercised if Messrs. James and Silhan exercise their Put Right.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on August 28, 1997, the following members were elected to the Board of Directors in the class specified:


                                                       AFFIRMATIVE              NEGATIVE                  VOTES
                                                         VOTES                    VOTES                 WITHHELD

                                                         (All share amounts do not reflect the 3:1, stock split
                                                                         effective September 5, 1997).
      Class III    Vaughn E. Drum                      3,343,538                   -0-                  83,350
                   Robert B. Spears                    3,343,288                   -0-                  83,600


In addition, the following proposals were approved at the Company's Annual
Meeting:


                                                       AFFIRMATIVE            NEGATIVE                    VOTES
                                                         VOTES                 NOTES                    ABSTAINED

                                                         (All share amounts do not reflect the 3:1, stock split
                                                                    effective September 5, 1997).
 1.    Approve the UTI Energy Corp. 1997               2,765,233              639,491                    4,803
       Long-Term Incentive Plan

 2.    Approve a three-for-one split of                2,750,650              673,888                    2,350
       the Company's Common Stock,
       $.001 par value, through a stock
       dividend and related amendment to
       the Company's Restated Certificate
       of Incorporation that would increase
       the number of authorized shares of
       the Common Stock from
       10,000,000 to 50,000,000

 3.    Approve an amendment to the                     2,215,854             819,788                     4,750
       Company's Restated Certificate of
       Incorporation that would authorize
       the issuance of up to 5,000,000
       shares of Preferred Stock, $.01 par
       value

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Reports on 8-K.

          To report the acquisition of J.S.M. & Associates, Inc., pursuant to
          Item 2 of Form 8-K, the Company filed a Form 8-K with the Securities and Exchange Commission dated September 11, 1997.


   Exhibit
    Number                                                   Title or Description

---------------------------------------------------------------------------------------------------------------------
        *2.1       -    Agreement and Plan of Merger dated September 11, 1997 (the "Merger Agreement"), between UTI
                        Energy Corp., J Acquisition Corp., J.S.M. & Associates, Inc., Jim A. James and James F. Silhan.
                        Pursuant to Item 601(b) (2) of Regulation S-K, schedules and similar attachments to the Merger
                        Agreement have not been filed with this exhibit.  The Disclosure Schedule contains information relating to the representations and warranties contained in Article IV of the Merger Agreement.
                        The Company agrees to furnish supplementally any omitted schedule to the Securities and Exchange
                        Commission upon request.

         3.1       -    Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form 5-3, file no. 333-35109).

        10.1       -    1997 Long-Term Incentive Plan

        11.1       -    Statement re: computation of earnings per share.

        27.1       -    Financial Data Schedule.

*Previously filed with the Company's Current Report on Form 8-K dated September 11, 1997.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        UTI ENERGY CORP.
                                        (REGISTRANT)



Date: November 12, 1997                 /s/ P. Blake Dupuis
                                        ---------------------------------------
                                        P. Blake Dupuis
                                        Vice President, Chief Financial Officer
                                         and Chief Accounting Officer


                                        Signed on behalf of the registrant and
                                        as principal financial officer

                              INDEX TO EXHIBITS


   EXHIBIT NO.                                 DESCRIPTION
   -----------                                 -----------
        *2.1       -    Agreement and Plan of Merger dated September 11, 1997 (the "Merger Agreement"), between UTI
                        Energy Corp., J Acquisition Corp., J.S.M. & Associates, Inc., Jim A. James and James F. Silhan.
                        Pursuant to Item 601(b) (2) of Regulation S-K, schedules and similar attachments to the Merger
                        Agreement have not been filed with this exhibit.  The Disclosure Schedule contains information relating to the representations and warranties contained in Article IV of the Merger Agreement.
                        The Company agrees to furnish supplementally any omitted schedule to the Securities and Exchange
                        Commission upon request.

         3.1       -    Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form 5-3, file no. 333-35109).

        10.1       -    1997 Long-Term Incentive Plan

        11.1       -    Statement re: computation of earnings per share.

        27.1       -    Financial Data Schedule.

*Previously filed with the Company's Current Report on Form 8-K dated September 11, 1997.