Form 10-K
period 1997-12-31
UTI ENERGY CORP
filed 1998-03-20
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission File Number 1-12542

                                UTI ENERGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                23-2037823
----------------------------------------         -----------------------
      (State or other jurisdiction                   (I.R.S. Employer
            of incorporation)                       Identification No.)

             SUITE 225N
       16800 GREENSPOINT PARK
           HOUSTON, TEXAS                                 77060
----------------------------------------         -----------------------
(Address of principal executive offices)                (Zip Code)


                                 (281) 873-4111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant.

                         $168,095,000 AT MARCH 13, 1998

Number of shares outstanding of each class of registrant's common stock, as of the latest practicable date.

               16,056,741 SHARES OF COMMON STOCK AT MARCH 13, 1998

DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement for the 1998 Annual Meeting of Shareholders. (Part III)

PART I.

ITEM 1.  BUSINESS

INTRODUCTION

         The Company is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations currently are concentrated in the prolific oil and natural gas producing basins of Oklahoma, Texas and the Gulf Coast. The Company's rig fleet consists of 89 land drilling rigs that are well suited to the requirements of its markets. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

         Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and of the benefits arising from a consolidation in the land drilling industry. To effect this strategy, the Company embarked on an acquisition program aimed at expanding the Company's presence in select oil and gas producing regions in the United States. Since 1995, the Company has more than tripled the size of its rig fleet through acquisitions that have improved its drilling capabilities, diversified its operations geographically and expanded its market share in its core areas of operations. These acquisitions also have provided the Company with significant operational leverage through its 77 currently marketed and 12 stacked rigs, a large inventory of drilling equipment and approximately 80,000 feet of spare drill pipe. The Company estimates that its stacked rigs could be placed in service at an average capital cost of approximately $250,000 per rig.

         The Company's drilling operations are managed on a regional basis through local operating units and by managers with expertise and knowledge of regional drilling conditions and needs. These units are supported by centralized management responsible for the allocation and sharing of equipment, supplies and personnel and the establishment of bidding parameters. The Company believes that this organizational structure provides it with an important competitive advantage in both operations and acquisitions in the fragmented land drilling market.

         The Company's strategy is to continue to be one of the leading consolidators in the industry and to take advantage of improving market conditions and the benefits of consolidation. The Company also intends to expand its operations through the redeployment of equipment among the Company's existing regional operations. Key aspects of the Company's business strategy include:

         Acquisitions and Consolidations. The Company seeks acquisitions of companies with existing operations, established reputations for quality operations and equipment that can be assimilated into the Company's operations. These acquisitions are intended to supplement the Company's existing operations by providing additional equipment, experienced employees, higher market share and improved operating leverage.

         Decentralized Operating Structure. The Company maintains a decentralized operating structure with regional managers who are responsible for the day-to-day operations and customer relations in their areas. The Company believes that expansion of market share in its core operating areas and its regional operating structure provide for cost savings and efficiencies.

         Diversified Drilling Operations. The Company seeks to achieve a diversified mix of drilling equipment that is well suited to meet its customers' regional demands for rigs. The Company's rig fleet has depth capabilities ranging from 5,000 to 25,000 feet and is located in the prolific oil and natural gas producing basins of Oklahoma, Texas and the Gulf Coast.

         Large Inventory of Available Equipment. The Company seeks operational leverage through the ownership of available equipment that can be utilized when needed in a cost effective manner. Rigs, drill pipe and other equipment are allocated among regional drilling units based on the needs and profitability of the units.

         Disciplined Pricing Approach. The Company maintains a disciplined approach to bidding on drilling contracts, with a focus on profitability rather than on the maximization of rig utilization.


ACQUISITIONS

         Since November 1995, the Company has acquired 66 rigs in five transactions, approximately one million feet of drill pipe and other equipment through its acquisition of FWA Drilling Company, Inc. ("FWA"), Viersen and Cochran Drilling Company ("Viersen") and J.S.M. & Associates, Inc. ("JSM") and its acquisition of the contract drilling assets of Quarles Drilling Corporation ("Quarles") and Southland Drilling Company Ltd. ("Southland"). These acquisitions were effected at an estimated total cost to the Company of $88.7 million, consisting of a combination of cash, notes, Common Stock and warrants to purchase Common Stock.

         J.S.M. & Associates, Inc. On September 11, 1997, the Company acquired JSM, a West Texas land drilling contractor, for 618,748 shares of Common Stock and $2.6 million in cash. The acquisition provided the Company with seven actively marketed and fully manned high-quality land drilling rigs having depth capabilities ranging from 10,000 to 14,000 feet. The acquisition also provided the Company with an additional office and warehouse in Odessa, Texas, various spare equipment and supplies and $950,000 in net working capital. The JSM acquisition makes the Company one of the two largest land drilling contractors in the Permian Basin with a rig fleet of thirty three rigs. Revenues attributable to JSM's seven rigs since September 11, 1997 were $6.0 million.

         Southland Drilling Company. On April 11, 1997, the Company completed the acquisition of the contract drilling assets of Southland for $27.1 million in cash and warrants to purchase 300,000 shares of Common Stock at $16.00 per share. The acquisition provided eight actively marketed high-quality land drilling rigs having depth capabilities ranging from 12,000 feet to 16,000 feet and experienced rig crews. During 1996, these eight rigs operated at an average utilization rate of approximately 90%. The Southland acquisition provided the Company with an operating base in South Texas and expanded the Company's presence in the South Texas and Gulf Coast markets. Revenues attributable to Southland's eight rigs since April 11, 1997 were $15.6 million.

         Quarles Drilling Corporation. On January 27, 1997, the Company completed the acquisition of the contract drilling assets of Quarles for $8.1 million in cash and 733,779 shares of Common Stock having a value at the time of $8.1 million. The assets acquired from Quarles consisted of nine actively marketed high-quality land drilling rigs, including three electric deep drilling rigs. This acquisition expanded the Company's operations in Oklahoma and East Texas and allowed the Company to enter the Texas Gulf Coast market with the electric deep drilling rigs. Revenues attributable to Quarles' nine rigs since January 27, 1997 were $20.3 million.

         Viersen and Cochran Drilling Corporation. In August 1996, the Company completed the acquisition of Viersen for $6.0 million in cash, a two-year $8.0 million note and warrants to purchase 600,000 shares of Common Stock at $5.00 per share. Viersen's assets consisted of thirteen high-quality land drilling rigs, two of which were electric deep drilling rigs, over 500,000 feet of spare drill pipe, over 800 drill collars and other spare drilling equipment. Since the Viersen acquisition, the Company has redeployed nine of the Viersen rigs into the Company's Texas and Oklahoma operations and is utilizing the acquired drill pipe and related drilling equipment throughout its operations as needed. Revenues attributable to Viersen rigs were $19.5 million and $2.6 million during the year ended December 31, 1997 and 1996, respectively.

         FWA Drilling Company. In November 1995, the Company completed the acquisition of FWA for $14.0 million ($12.9 million net of working capital). The FWA acquisition added twenty-nine land drilling rigs to the Company's fleet and expanded the Company's operations into the East and West Texas markets where it had previously not been operating. Revenues attributable to FWA's rigs for the years ended December 31, 1997 and 1996 were $64.8 million and $49.8 million, respectively.


CONTRACT DRILLING

         General

         The Company's contract drilling fleet currently consists of 89 land drilling rigs having effective depth capacities ranging from 5,000 to 25,000 feet. As of March 13, 1998 the Company had a total of 77 rigs available for contract up from 50 rigs available for contract at December 31, 1996. The Company also has 12 stacked rigs that could be returned to operation at an average estimated cost of approximately $250,000 per rig. The Company's rig utilization rate was 72% for the year ended December 31, 1997. The Company believes that its excess capacity provides substantial potential for growth.

         The Company's contract drilling services are performed through various regional drilling units and markets under the names Triad Drilling Company ("Triad"), FWA, Southland, Cougar, JSM and International Petroleum Service Company ("IPSCO"). The Company's drilling operations currently are concentrated in the prolific oil and natural gas producing regions of Texas, Oklahoma and the Gulf Coast. The Company also markets five smaller rigs in the Appalachian Basin in Ohio, Pennsylvania and New York. Drilling operations are managed through regional offices located in Oklahoma City, Oklahoma; Midland, Odessa, Tyler, Houston and Victoria, Texas; and Sheffield, Pennsylvania. Rigs and equipment are deployed and allocated among the various drilling units based on regional need and profitability. The Company's contract drilling customers include major oil companies and independent producers, both large and small.

         Day-to-day drilling operations are managed at the Company's regional offices through a team of unit managers who are responsible for designated rigs and locations and clients at those locations. Drilling contracts are bid on the basis of profitability and local market conditions and not to maximize rig utilization at the expense of profitability.

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

         The following table sets forth certain information with respect to the Company's rig fleet and the current distribution of rigs among the Company's regional operating regions as of March 13, 1998.

                                                                            Average Rated
                                      Active    Idle     Stacked   Total       Drilling
              Region                 Rigs (1)  Rigs (1)  Rigs (1)   Rigs        Depths
         ------------------------    -------   -------   -------   -----    -------------
         Arklatex ...............          8         2        --      10      15,000 ft.
         Permian ................         19        15         1      35      12,500 ft.
         Gulf Coast/South Texas .         12        --        --      12      17,000 ft.
         Mid Continent ..........         15        --        10      25      13,000 ft.
         Northeast ..............          3         2         1       6       8,500 ft.
         Other (2) ..............          1        --        --       1      25,000 ft.
                                     -------   -------   -------   -----
         Total ..................         58        19        12      89

--------------------------

(1) A rig is considered active when under contract. An idle rig is one that is not under contract but is available and being marketed. A stacked rig is not currently being marketed and cannot be made available without incurring refurbishing expenses.

(2)      Located in Wyoming.

         The Company's twelve stacked rigs can be placed into operation at an average capital cost per rig of $250,000. The Company intends to place its stacked rigs into service in an orderly basis as regional market conditions merit and trained crews are retained.

         The following table sets forth for the periods indicated certain data concerning the utilization of the Company's drilling rigs based on the Company's total fleet, including stacked and idle rigs:

                                                            Year Ended December 31,
                                                    ------------------------------------
                                                      1997          1996          1995
                                                    --------      --------      --------
     Drilling rigs owned (at end of period) ...           89            65            55
     Average number of owned rigs during period           82            59            31
     Utilization rate (1) .....................           72%           54%           39%
     Number of wells drilled ..................          904           625           231
     Average revenue per day (2) ..............     $  6,459      $  5,390      $  4,790
     Operating days (3) .......................       21,576        11,912         4,405

--------------------------

(1) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the year ended December 31, 1997, the utilization rate of the Company's rigs, excluding stacked rigs, was 88%.

(2) Calculated as (i) total revenues from dayrate, footage and turnkey contracts less well costs incidental to drilling footage and turnkey wells divided by (ii) the aggregate number of operating days.

(3) An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

         The Company currently owns yards in Woodward and Oklahoma City, Oklahoma; Midland, Tyler, Odessa and Victoria, Texas; and Sheffield, Pennsylvania. The Company also maintains a fleet of trucks that are utilized in certain regions to mobilize and demobilize its drilling rigs among its various regional operating units.

         As a result of the Company's acquisition of Viersen, the Company currently has an inventory of more than 80,000 feet of spare drill pipe available for its operations. The price of drill pipe recently has increased substantially and in certain cases deliveries are subject to allocations and back orders.

         Drilling Contracts

         The Company's drilling rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a number of wells. Drilling contracts are generally obtained through competitive bidding, although some may be obtained by negotiation. Contracts generally are subject to termination by the customer on short notice, but can be firm for a number of wells or years. Drilling contracts may provide for compensation on a footage, turnkey or dayrate basis. For the year ended December 31, 1997, approximately 77%, 5% and 18% of the wells drilled were on a footage basis, turnkey and dayrate basis, respectively. The Company estimates that approximately 38% of the Company's contract drilling revenues were attributable to dayrate contracts during 1997. Footage contracts are primarily limited to shallow wells that can be drilled in less than 15 days, while turnkey contracts are pursued on a limited basis considering the risks and potential benefits of the contracts. Dayrate contracts are used primarily for deeper wells and wells that present higher risks.

         The Company maintains a disciplined approach to bidding. Contracts are bid on the basis of profitability and not to maximize rig utilization. Turnkey and footage contracts are bid based on the Company experience and expertise in the geological and operational aspects of the project and when the Company believes that the anticipated benefits of the contract merit the risk.

         A dayrate contract provides for a basic rate per day when drilling and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond the control of the Company. In addition, dayrate contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig. The dayrate depends on market and competitive conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographic area involved and other variables.

         In a turnkey contract, the Company undertakes to drill a well to a specified depth for a fixed price. In a footage contract, the Company undertakes to drill a well to a specified depth at a fixed price per foot of hole. In both turnkey and footage contracts, the Company must bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require significant cash commitments by the Company. In both turnkey and footage contracts, the Company generally agrees to furnish services such as testing, coring and casing the hole and other services which are not normally provided by a drilling contractor working under a dayrate contract. In both situations, compensation is earned upon completion of the well to the specified depth. Although the Company seeks to minimize the risks associated in the footage and turnkey contracts by generally limiting these contracts to shallower and lower risk wells such as those drilled by the Company in West Texas, footage and turnkey contracts nevertheless involve a higher degree of risk to the Company than dayrate contracts because the Company assumes greater risks and bears the cost of unanticipated downhole problems and cost escalation.


PRESSURE PUMPING SERVICES AND OTHER OPERATIONS

         Pressure Pumping

         The Company, through its subsidiary, Universal Well Services, Inc. ("Universal"), is a leading provider of pressure pumping services in the northern Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Generally, all completed Appalachian Basin wells require cementing services before production commences. In addition, substantially all completed wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of gas and oil to the well bore.

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

         The Company's pressure pumping equipment consists of cement, fracturing and nitrogen pumpers, blenders and cement, sand, acid, connection and nitrogen transport trucks. The Company maintains its pressure pumping equipment in good condition. Virtually all of the Company's pressure pumping equipment is in use on a regular basis. At March 10, 1998, the Company operated the following equipment:

                                                   Number
         Equipment Type                           of Units
         ------------------------------------     --------
         Pumper Trucks  . . . . . . . . . . .        37
         Blender Trucks . . . . . . . . . . .         9
         Bulk Cement Trucks . . . . . . . . .        14
         Sand Trucks  . . . . . . . . . . . .        18
         Acid Trucks  . . . . . . . . . . . .        11
         Connection Trucks  . . . . . . . . .         7
         Miscellaneous  . . . . . . . . . . .         5
                                                    ---
                 Total  . . . . . . . . . . .       101
                                                    ===

         The following table sets forth for the periods indicated certain data concerning the operations of the Company's pressure pumping business:

                                                        Years Ended December 31,
                                                       -------------------------
                                                        1997      1996      1995
                                                       -----     -----     -----
         Pressure Pumping Jobs:
                 Cementing jobs ..................     2,245     2,094     1,840
                 Conventional stimulation jobs (1)       946       900       688
                 CO2 fracturing jobs .............         5         5        16

(1) Conventional well stimulation includes hydraulic fracturing, acidizing and nitrogen injection jobs.

         Other Operations

         The Company also operates a horizontal hard rock boring division ("Boring"). Boring applies vertical drilling technology to bore horizontal holes using a patented process and equipment for the placement of pipelines and cables, including fiber optic cables, under obstacles such as highways and railroads when hard rock conditions are encountered. Boring currently markets its services in the eastern half of the United States.

         In addition to its operating activities, the Company has invested in working interests in gas and oil wells from time to time, principally in the Appalachian and Permian Basins. The net book value of such investments at December 31, 1997 and December 31, 1996, was $413,000 and $351,000,
respectively.


INDUSTRY CONDITIONS, COMPETITION AND SEASONALITY

         Demand and prices for the Company's services depend upon the level of activity in the onshore oil and gas exploration and production industry in the United States, which in turn depends upon numerous factors over which the Company has no control, including the level of oil and gas prices, expectations about future oil and gas prices, the ability of OPEC to set and maintain production levels and prices, the cost of exploring for, producing and delivering oil and gas, the level and price of foreign imports of oil and natural gas, the discovery rate of new oil and gas reserves, available pipeline and other oil and gas transportation capacity, worldwide weather conditions, international, political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital.

         The level of drilling activity in the onshore oil and gas exploration and production industry in the United States has been volatile and no assurance can be given that recent levels of oil and gas exploration activities in the Company's markets will continue or that demand for the Company's services will correspond to the level of activity in the industry generally. Further, any changes in the demand for or supply of oil and natural gas materially impacts the demand for and pricing of the Company's services. In this regard, in 1996 and most of 1997, the Company and the United States contract drilling industry in general experienced improvement in demand and pricing for their services, as relatively stable and improved oil or natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. In recent months, however, the worldwide price of oil has declined over 40% to under $13 per barrel for spot deliveries and prices for natural gas have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have continued to decline, some exploration and production companies, including some of the Company's customers, have announced reductions in previously disclosed spending budgets. Such reductions can be expected to reduce the demand for drilling services and increase competitive pressures, which could lead to lower contract rates. Each of the Company's operating regions could be affected by the above mentioned factors. The Permian Basin region is more sensitive to changes in oil prices than any other of the Company's operating regions and has already begun to see reduced utilization rates for its rigs in that region. A prolonged period of low price oil can be expected to adversely affect the demand throughout the industry, and the Company's revenues and income could be expected to be similarly affected.

         The contract drilling and well servicing industry is a highly-fragmented, intensely competitive and cyclical business. Since 1982, the contract drilling business has been severely impacted by the decline and continued instability in the prices of oil and natural gas. Though these depressed economic conditions have resulted in a consolidation of the number of competitors and the reduction of the number of rigs available, the supply of available rigs, particularly in the domestic land markets, still exceeds the demand for those rigs. This excess capacity in the industry has resulted in substantial competition. Competition for services in a particular market is based on price, location, type and condition of available equipment and quality of service. A number of large and small contractors provide competition for drilling contracts in all areas of the Company's business. Although no single drilling competitor operates in all such areas, certain competitors are present in more than one of those areas and drilling rigs are mobile and can be moved from one region to another in response to increased demand. Seasonality is not a significant factor with respect to the overall operations of the Company, although the Company's pressure pumping and contract drilling services in Appalachia are subject to slow periods of activity during spring months.


OPERATING RISKS AND INSURANCE

         The Company's drilling operations and fleet are subject to the many hazards inherent in the onshore drilling industry, such as blowouts, explosions, cratering, well fires and spills. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company maintains insurance protection as it deems appropriate. Such insurance coverage, however, may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its operations, and claims will be subject to various retentions and deductibles. The Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers requiring its customers to hold the Company harmless in the event of loss of production or reservoir damage. Even when obtained, however, contractual indemnification may not be supported by adequate insurance maintained by the customer. There can be no assurance that the Company's insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations could have a material adverse effect on the Company's results of operations and financial condition. Moreover, no assurance can be given that the Company will be able to maintain insurance in the future at rates it considers reasonable.

ENVIRONMENTAL REGULATION

         The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. It is not anticipated that compliance with existing laws and regulations regulating the release of materials into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon the operations, capital expenditures or earnings of the Company in the foreseeable future, absent the occurrence of an extraordinary event. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages to property and the environment could have on its activities.

         The Company's operations routinely involve the handling of various materials, some of which are classified as hazardous materials. The Company's operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, but not limited to, laws concerning the containment and disposal of hazardous materials, oilfield waste, other waste materials and acids, and the use of underground storage tanks. Laws protecting the environment have generally become more restrictive in recent years. In addition, environmental laws and regulations may impose strict liability whereby the Company could be liable for clean-up costs, even if the situation resulted from previous conduct of the Company that was lawful at the time conducted or from improper conduct of, or conditions caused by, previous property owners or other persons not associated with the Company. From time to time, claims may be made and litigation might be brought against the Company under these laws. Such clean-up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition. However, the cost of environmental compliance has not had any material adverse effect on the Company's financial condition in the past. The Company is unable to predict the effect of new regulations and amendments to existing regulations governing its operations, and therefore is unable to determine the ultimate costs of complying with environmental laws and regulations.

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

         The Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), also known as the "Superfund" Law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at the site. CERCLA currently exempts crude oil, and the Resource Conservation and Recovery Act, as amended, currently exempts certain drilling materials, such as drilling fluids and produced waters, from the definitions of hazardous substances. There can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted. In addition, the Company's operations may involve the use or handling of acids currently classified as hazardous substances and other materials that may in the future be classified as environmentally hazardous substances.

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


EMPLOYEES

         At March 13, 1998, the Company had approximately 1,880 full-time employees, 1,750 of which were rig personnel, and 130 of whom were employed in support and administrative capacities.

         Increases in domestic drilling demand since mid-1995 and increases in contract drilling activity have resulted in a shortage of qualified drilling rig personnel in many areas. These shortages have made it more difficult for the Company and other contractors to return stacked rigs to the market and to retain crews. If the Company is unable to attract and retain sufficient qualified personnel, its ability to market and operate its active drilling rigs and return its 12 currently stacked rigs to the market will be restricted, which could have a material adverse effect on the Company's results of operations. Further, wage rates of qualified rig crews have risen in the land drilling industry in response to the increasing number of active rigs in service, which could ultimately have the effect of reducing the Company's operating margins and results of operations.

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

         There can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable, and there can be no assurance that insurance will continue to be available on terms as favorable as those that currently exist. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


PART II

ITEM 5.          MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         The Company's Common Stock, constituting the only class of common equity of the Company currently outstanding, is traded on the American Stock Exchange under the symbol "UTI". The table below provides price information for the Common Stock for 1997 and 1996, adjusted for the Company's three-for-one stock split effected on September 5, 1997.

                                1997                  1996
                          -----------------     -----------------
         Quarter Ended     High       Low        High       Low
         -------------    ------     ------     ------     ------
         March 31         $11.96     $ 6.83     $ 2.38     $ 1.75
         June 30          $15.33     $ 8.46     $ 4.83     $ 2.29
         September 30     $42.50     $15.21     $ 5.42     $ 3.79
         December 31      $48.63     $18.50     $12.96     $ 5.25

         At March 13, 1998, the closing price for the Company's Common Stock was $13.44. At March 13, 1998, the Company's Common Stock was held of record by approximately 100 persons, and, in management's estimation, beneficially owned by approximately 750 persons.

         During the two most recent fiscal years, the Company has not paid a cash dividend on its Common Stock, and it is not anticipated that any cash dividend will be paid on the Common Stock for the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1997, are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements and Notes" thereto included elsewhere herein.


                                                                               Year Ended December 31,
                                                     ----------------------------------------------------------------------------
                                                         1997            1996            1995            1994             1993
                                                     ------------    ------------    ------------    ------------    ------------
                                                                           (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
         Oilfield service .........................  $    181,958    $     96,628    $     39,844    $     35,831    $     33,434
         Other ....................................           479             673             280             444             786
                                                     ------------    ------------    ------------    ------------    ------------
                 Total revenues ...................       182,437          97,301          40,124          36,275          34,220
                                                     ============    ============    ============    ============    ============

Gross profit:
         Oilfield service .........................        45,706          18,737           7,337           8,121           7,211
         Other ....................................           375             307             102             297             668
                                                     ------------    ------------    ------------    ------------    ------------
                 Total gross profit ...............        46,081          19,044           7,439           8,418           7,879

Depreciation and amortization .....................        11,075           4,292           2,552           2,302           2,611
Selling, general and administrative ...............        11,777           7,768           5,082           4,958           4,718
                                                     ------------    ------------    ------------    ------------    ------------

Operating income (loss) ...........................        23,229           6,984            (195)          1,158             550

Other income ......................................         1,235           1,341             293             461             318
Interest expense ..................................        (4,330)         (1,148)           (265)           (260)            (72)
                                                     ------------    ------------    ------------    ------------    ------------

Income (loss) from continuing operations
  before income taxes .............................        20,134           7,177            (167)          1,359             796

Income taxes ......................................         7,609           2,324            (592)            293             155
                                                     ------------    ------------    ------------    ------------    ------------

Income from continuing operations .................        12,525           4,853             425           1,066             641

Preferred stock dividend ..........................            --              --              --              --           2,330
                                                     ------------    ------------    ------------    ------------    ------------

Income (loss) from continuing operations
  applicable to common shareholders ...............  $     12,525    $      4,853    $        425    $      1,066    $     (1,689)
                                                     ============    ============    ============    ============    ============

Income (loss) from continuing operations
  per common share
         Basic ....................................  $       0.96    $       0.46    $       0.04    $       0.11    $       (.79)
                                                     ============    ============    ============    ============    ============
         Diluted ..................................  $       0.83    $       0.42    $       0.04    $       0.11    $       (.79)
                                                     ============    ============    ============    ============    ============

Average common shares outstanding
         Basic ....................................    13,082,663      10,448,220       9,898,668       9,732,000       2,135,112
         Diluted ..................................    15,069,419      11,439,186       9,898,668       9,732,000       2,135,112

BALANCE SHEET DATA:
Working capital ...................................  $     70,452    $      5,761    $      5,427    $      8,179    $      7,210
Total assets ......................................       208,987          61,870          33,990          22,474          22,957
Long-term debt ....................................        23,458          14,658           8,701           2,211           3,342
Shareholders' equity ..............................       137,620          22,696          14,990          13,745          12,588

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         UTI is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of Oklahoma, Texas and the Gulf Coast. The Company's rig fleet consists of 89 land drilling rigs that are well suited to the requirements of its markets.
The Company's contract drilling services are performed through various regional drilling units and are marketed under the names Triad, FWA, Southland, Cougar, JSM and IPSCO. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

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

         Since November 1995, the Company has acquired 66 rigs in five transactions. (i) FWA was acquired in November 1995 for $12.9 million net cash; (ii) Viersen was acquired in August 1996 for approximately $6.0 million cash, a two-year $8.0 million note and warrants to purchase 600,000 shares of Common Stock at $5 per share; (iii) the contract drilling assets of Quarles in January 1997 for $8.1 million cash and shares of Common Stock having a value at the time of $8.1 million; (iv) the contract drilling business of Southland was acquired in April 1997, for $27.1 million in cash and warrants to purchase 300,000 shares of Common Stock at $16 per share; and (v) J.S.M. was acquired on September 11, 1997, for 618,748 shares of Common Stock and approximately $2.6 million in cash. These acquisitions have resulted in the Company realizing substantial growth in its revenues and earnings.

         The Company's results for the year ended December 31, 1997, also reflect an improvement in market conditions in the United States land drilling markets resulting from an increase in demand for drilling services. During 1997, the Company was able to increase the rates charged to its customers. Fleet utilization increased to 72% from 54% in 1996. The Company has continued to focus on streamlining operations and reducing its cost structure, which has further increased operating margins and profitability.

         The level of drilling activity in the onshore oil and gas exploration and production industry in the United States has been volatile and no assurance can be given that recent levels of oil and gas exploration activities in the Company's markets will continue or that demand for the Company's services will correspond to the level of activity in the industry generally. Further, any changes in the demand for or supply of oil and natural gas materially impacts the demand for and pricing of the Company's services. In this regard, in 1996 and most of 1997, the Company and the United States contract drilling industry in general experienced improvement in demand and pricing for their services, as relatively stable and improved oil or natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. In recent months, however, the worldwide price of oil has declined over 40% to under $13 per barrel for spot deliveries and prices for natural gas have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have continued to decline, some exploration and production companies, including some of the Company's customers, have announced reductions in previously disclosed spending budgets. Such reductions can be expected to reduce the demand for drilling services and increase competitive pressures, which could lead to lower contract rates. Each of the Company's operating regions could be affected by the above mentioned factors. The Permian Basin region is more sensitive to changes in oil prices than any other of the Company's operating regions and has already begun to see reduced utilization rates for its rigs in that region.

The Company intends to continue its strategy of growth through acquisitions of rigs and equipment that can be easily integrated into its fleet and operations and through acquisitions of other drilling contractors that may provide opportunities for expansion of the Company's markets and services.


RESULTS OF OPERATIONS

         The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oilfield service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend. Subsequent to year end, the United States land rig count has declined from 852 active rigs at December 31, 1997 to 780 active rigs at March 13, 1998.

         The following table presents certain results of operations data for the Company and the average United States rig count as reported by Baker Hughes Inc. (1) for the periods indicated:

                                                           Years Ended December 31,
                                                      --------------------------------
                                                        1997        1996        1995
                                                      --------    --------    --------
         Operating Data:
         ---------------
         Average U.S. land rig count ..............        801         673         601
         Number of owned rigs (at end of period) ..         89          65          55
         Average number of rigs owned during period         82          59          31

         Contract drilling:
         ------------------
           Operating days (2) .....................     21,576      11,912       4,405
           Utilization rate (3) ...................         72%         54%         39%

         Pressure Pumping:
         -----------------
           Cement jobs ............................      2,245       2,094       1,840
           Stimulation jobs .......................        951         905         704

         Financial data (in thousands):
         --------------
         Revenues .................................   $182,437    $ 97,301    $ 40,124
                                                      ========    ========    ========
         Gross profit .............................   $ 46,081    $ 19,044    $  7,439
                                                      ========    ========    ========
         As a percentage of revenue ...............       25.3%       19.6%       18.5%
                                                      ========    ========    ========
         Operating income (loss) ..................   $ 23,229    $  6,984    $   (195)
                                                      ========    ========    ========



---------------------

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

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the year ended December 31, 1997, the utilization rate of the Company's rigs, excluding stacked rigs, was 88%.

COMPARISON OF YEARS ENDED 1997 AND 1996

         Revenue increased 87% to $182.4 million for the year ended December 31, 1997 from $97.3 million for the year ended December 31, 1996, primarily due to the increase in demand for drilling services combined with growth in the Company's rig fleet. The revenue increase of $85.1 million consisted of a $79.7 million increase in contract drilling revenue and an increase of $5.4 million in pressure pumping revenue. The Company's rig fleet was employed for 21,576 days during the year ended December 31, 1997 compared to 11,912 days in the corresponding period of 1996. The Company completed 3,196 pressure pumping jobs during the year ended December 31, 1997 as compared to 2,999 jobs for the year ended December 31, 1996. Revenue increases also reflected improvements in average dayrates and prices received for footage and turnkey contracts.

         Gross profit increased 143% to $46.1 million for the year ended December 31, 1997 compared to $19.0 million for the same period in 1996 due to higher revenues, increased prices and consolidation savings. Contract drilling gross profit as a percentage of revenue was 23% in 1997 and 16% for the year ended December 31, 1996. Pressure pumping gross profit as a percentage of revenue was 41% for the year ended December 31, 1997 and 33% for the corresponding period of 1996.

         Depreciation and amortization expense increased $6.8 million during the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to the acquisitions of Viersen and JSM and the contract drilling assets of Quarles and Southland. Depreciation and amortization expense will increase in future periods as a result of the Company's acquisitions of Quarles, Southland and JSM.

         Selling, general and administrative expenses increased $4.0 million primarily due to the acquisitions of Viersen and JSM and the contract drilling assets of Quarles and Southland and the related increase in the average number of rigs operated during the period. As a percentage of revenues, selling, general and administrative expenses decreased to 6% for the year ended December 31, 1997 from 8% for the year ended December 31, 1996.

         Interest expense increased $3.2 million during the year ended
December 31, 1997, compared to the year ended December 31, 1996, primarily due to interest on the debt associated with the Viersen, Quarles and Southland acquisitions. Average debt outstanding was $35.7 million during the year ended December 31, 1997 compared to $15.2 million for the year ended December 31, 1996. The Company also incurred a one time prepayment penalty of $132,000 during the second quarter of 1997 in connection with a refinancing of indebtedness during the quarter.

         Interest income increased $606,000 during the year ended December 31, 1997 compared to the year ended December 31, 1996. In October of 1997, the Company completed a secondary offering of which the excess funds were invested in short-term, interest-bearing, investment-grade securities. These excess funds will be utilized by the Company for general corporate purposes, including the expansion of the Company's business through selective acquisitions of businesses and assets.

         Other income decreased $712,000 during the year ended December 31, 1997 compared to the year ended December 31, 1996, primarily because the prior period included a one-time payment of $671,000, that the Company received as a result of a favorable resolution of a dispute with the United States government over mineral rights owned by the Company in Southeastern New Mexico.

         Income taxes increased $5.3 million during the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to higher taxable income in 1997. The Company's effective tax rate for the year ended December 31, 1997 was 38% and 32% for the year ended December 31, 1996. The increase in rates was primarily due to the utilization of net operating losses in 1996, with no such losses available in 1997 and the Company using a statutory rate of 35% in 1997 compared to 34% in 1996.

         Net income for the year ended December 31, 1997 was $12.5 million compared to $4.9 million for the corresponding period in 1996. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.


COMPARISON OF YEARS ENDED 1996 AND 1995

         During the year ended December 31, 1996, the Company experienced significant growth in its income, revenues and operating margins. This growth reflected the successful implementation of the Company's growth strategy as well as improvements in market conditions in the industry and a continued emphasis on increasing operating efficiencies.

         The Company's revenues for the year ended December 31, 1996, increased by $57.2 million, or 143%, to $97.3 million compared to $40.1 million for the year ended December 31, 1995. This substantial increase in revenues reflected a $52.9 million increase in contract drilling revenue and a $3.8 million increase in pressure pumping revenue. Of the $52.9 million increase in contract drilling revenue, $45.8 million is attributable to the FWA acquisition, with the remainder attributable to higher day rates and rig utilization. The Company's rig fleet was employed for 11,912 days during the year ended December 31, 1996, compared to 4,405 days for the year ended December 31, 1995. The Company completed 2,999 pressure pumping jobs during the year ended December 31, 1996, up from 2,544 jobs during the year ended December 31, 1995.

         The Company's gross profit for the year ended December 31, 1996 increased 156% to $19.0 million for the year ended December 31, 1996, compared to $7.4 million for the year ended December 31, 1995. Contract drilling gross margin as a percentage of revenue was 16% for the year ended 1996, up from 13% for the same period in 1995. This increase in gross margin percentage was attributable to higher day rates and rig utilization. Pressure pumping gross margin as a percentage of revenue was 33% for the year ended December 31, 1996, up from 30% for the year ended December 31, 1995.

         The Company's depreciation and amortization expense for the year ended December 31, 1996, increased $1.7 million from the year ended December 31, 1995, due to the FWA acquisition and, to a lesser extent, the acquisition of Viersen.

         Selling, general and administrative expenses for the year ended December 31, 1996, increased $2.7 million from the year ended December 31, 1995. This increase was as a result of the FWA acquisition and higher performance based bonus accruals. Selling, general and administrative expense as a percentage of revenues, however, decreased from 13% to 8% for the year ended December 31, 1996, compared to the year ended December 31, 1995, as a result of increased utilization and revenues.

         Other income for the year ended December 31, 1996, increased $1.1 million compared to the year ended December 31, 1995. This increase was primarily due to a favorable resolution of a dispute with the United States government over mineral rights owned by the Company in Southeastern New Mexico.

         Interest expense for the year ended December 31, 1996, increased $883,000 from the year ended December 31, 1995. The increase in interest expense was due to interest on the debt associated with the Company's acquisitions of FWA and Viersen.

         Income from continuing operations was $4.9 million for the year ended December 31, 1996, compared to $425,000 for the year ended December 31, 1995. This increase reflects the improved revenues and gross profit resulting from the Company's growth and improved market conditions.


LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         The Company's primary cash needs for operating historically have been to fund working capital requirements and to make capital expenditures to replace and expand its drilling rig fleet and for acquisitions. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's Amended and Restated Loan and Security Agreement dated December 5, 1995 with Mellon Bank, N.A., as amended (the "Working Capital Line"). To date, acquisitions have been funded with available cash, borrowings and issuances of Common Stock and warrants to purchase Common Stock.

         On October 1997, the Company sold in a public offering 1,792,600 shares of Common Stock. Shares of Common Stock held by various shareholders of the Company were also sold in this offering, including 1,707,000 shares of Common Stock that were subject to outstanding warrants and options. The net proceeds from this offering to the Company, including approximately $13.0 million from the exercise of warrants and options to purchase shares of Common Stock that were sold in the offering, were approximately $80.0 million. The Company utilized approximately $27.9 million of the net proceeds to repay all of its outstanding debt other than its 12% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). As a result, the Company currently had $58.3 million in cash and cash equivalents and no borrowings under the Working Capital Line as of December 31, 1997, compared to $570,000 in cash and cash equivalents and $2.6 million in borrowings under the Working Capital Line as of December 31, 1996. The Company's working capital at December 31, 1997, was $70.5 million, compared to $5.8 million at December 31, 1996. The Company intends to utilize these available cash resources, together with its cash flow from operations, to continue its acquisition and growth strategy and to fund a stock repurchase program of up to $10.0 million.

         Net cash provided by continuing operations was $24.2 million and $6.3 million, for 1997 and 1996, respectively. Such funds were utilized primarily to fund capital expenditures. Capital expenditures, excluding acquisitions, for the years ended December 31, 1997 and 1996 were $18.4 million and $4.3 million, respectively.

         Long Term Debt Facilities

         At December 31, 1997, the Company had outstanding $25.1 million in debt and capital lease obligations. Such indebtedness included $25.0 million associated with the Company's acquisition of Southland and refinancing of existing indebtedness.

         Working Capital Line. The Working Capital Line provides for borrowings up to $12.4 million, subject to collateral requirements. The facility is secured by a pledge of the Company's accounts receivable and inventory and includes financial covenants covering tangible net worth, interest coverage and debt service coverage. Advances under the line are limited by levels of accounts receivable and inventory. Interest under the facility is calculated at the lower of the prime rate or such other rate options available at the time of borrowing, depending upon the Company's financial performance. The facility expires on June 30, 1998. At December 31, 1997, the Company had $12.0 million available for borrowings under this facility. The Company currently is discussing with its bank entering into a new line of credit or an amendment to the Working Capital Line to increase the Company's availability thereunder. The timing of any new line of credit or amendment will be dependent upon numerous factors, including the Company's need for additional financing.

         Subordinated Notes. On April 11, 1997, the Company issued $25.0 million principal amount of Subordinated Notes and entered into a $25.0 million term loan with its bank. The net proceeds of the two financings were used to fund the cash portion of the Southland acquisition in the amounts of $27.1 million and to refinance approximately $18.4 million of debt incurred in connection with the prior acquisitions of FWA and Viersen and the contract drilling assets of Quarles. The Company incurred a one-time prepayment penalty of approximately $132,000 in connection with such refinancing. In addition to funding the Southland acquisition and the refinancing, the Company also repaid $4.1 million of its borrowings under the Working Capital Line with the net proceeds from the financing. The term note was repaid following the Company's recent public offering.

         The Subordinated Notes were issued at a 2% discount along with seven-year warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share, of which warrants to purchase 720,000 shares of Common Stock issued in connection therewith were exercised in connection with the Company's recent public offering. The Subordinated Notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness unless certain pro forma financial coverage ratios are met and restrictions on dividends, distributions and other restricted payments.

         JSM

         On September 11, 1997, the Company acquired JSM for 618,748 shares of Common Stock, including 61,874 escrow shares, and $2.6 million cash, subject to adjustment. The acquisition provided the Company with seven actively marketed and fully manned land drilling rigs having depth capabilities ranging from 10,000 to 14,000 feet. The acquisition also provided the Company with an additional office and warehouse in Odessa, Texas, various spare equipment and supplies and $950,000 in net working capital. Under the terms of the JSM acquisition agreement, the Company granted to the prior shareholders of JSM demand and piggyback registration rights exercisable beginning December 10, 1997. The Company also agreed to provide the prior JSM shareholders with the right, exercisable for a period of 30 days beginning December 10, 1997, to require the Company to purchase one-half of the shares of Common Stock issued in the transaction. In January 1998, the former shareholders of JSM exercised this right and the Company repurchased the shares subject to the right for $6.7 million.

         Stock Repurchase Program

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of March 10, 1998, the Company had utilized $1.2 million to repurchase 90,000 shares of Common Stock at an average purchase price of $13.29 per share.

         Future Acquisitions

         Management believes its internally generated cash, availability under the Working Capital Line, and the net proceeds to the Company from the recent public offering will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months. The Company is continuing to review potential acquisitions of rigs and rig contractors. Although there can be no assurance that such acquisitions will be completed or as to the terms thereof, such acquisitions would further expand the Company's rig fleet and operations. Acquisitions are expected to be funded with available cash, borrowings under the Working Capital Line and issuances of Common Stock. In addition, depending on the number and size of any acquisitions consummated by the Company, the Company may be required to obtain additional capital through public or private offerings of debt or equity securities.


INFLATION

         Inflation has not had a significant impact on the Company's comparative results of operations.


YEAR 2000

         As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. Many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g.,"97" is stored on the system and represents the year 1997). As a result, the year 1999 (i.e.,"99") could be the maximum date value systems will be able to accurately process. Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant.


NEW ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 at the beginning of fiscal year 1998. The impact of SFAS 130 on the Company's financial position and results of operations is not expected to be material.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131, which is effective for fiscal years beginning after December 15, 1997, established revised guidelines for determining and entity's operating segments, as well as the type and level of financial information to be disclosed. The Company will adopt SFAS 131 at the beginning of fiscal year 1998. The impact of SFAS 131 on the Company's financial position and results of operations is not expected to be material.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition Results of Operation" contained in this Report, and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

         Among the factors that will have a direct bearing on the Company's results of operations and the contract drilling service industry in which it operates are changes in the price of oil and natural gas and the volatility of the contract drilling service industry in general, including the effects of recent downturns in prices for oil and natural gas; any difficulties associated with the Company's ability to successfully integrate recent acquisitions; contractual risk associated with turnkey and footage contracts; the presence of competitors with greater financial resources; labor shortages; operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, well fires and spills; labor shortages; domestic and world-wide political stability and economic growth; and other risks associated with the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company meeting the requirements of Regulation S-X (except Section 210.3-05 and Article 11 thereof) are included herein on pages F-1 through F-22 hereof.

         Other financial statements and schedules required under Regulation S-X, if any, are filed pursuant to Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.


PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a)   The following documents are filed as part of this Annual Report on Form
      10-K:


(1) Financial Statements of UTI Energy Corp:
                                                                            Page

    Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

    Report of Ernst & Young LLP  . . . . . . . . . . . . . . . . . . . . .   F-2

    Consolidated Balance Sheets at December 31, 1997 and 1996  . . . . . .   F-3

    Consolidated Statements of Income for the Years Ended
      December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .   F-4

    Consolidated Statements of Changes in Shareholders' Equity for the
      Years Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . .   F-5

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .   F-6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   F-7

(2) Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . .   S-1


       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3) The following Exhibits are filed as part of this Annual Report on Form 10-K.

      EXHIBIT
       NUMBER                                             TITLE OR DESCRIPTION

-----------------------------------------------------------------------------------------------------------------------
         2.1     -      Agreement for Purchase and Sale of Common Stock of FWA Drilling Company, Inc. dated November 17,
                        1995, between UTI Energy Corp. and USC Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1995).

         2.2     -      Stock Purchase Agreement dated August 14, 1996, between the Sam K. Viersen, Jr. Trust dated
                        September 9, 1986, as Amended and Restated on May 11, 1994, and UTI Energy Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 27, 1997).


         2.3     -      Asset Purchase Agreement dated December 21, 1996, between the Company and Quarles Drilling
                        Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-
                        K dated January 27, 1997).

         2.4     -      Asset Purchase Agreement dated March 5, 1997 (the "Asset Purchase Agreement"), by and between
                        UTI Energy Corp. and Southland Drilling Company, Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 11, 1997).

         2.5     -      First Amendment to Asset Purchase Agreement dated April 11, 1997, by and between UTI Energy
                        Corp., Triad Drilling Company and Southland Drilling Company, Ltd. (incorporated by reference to
                        Exhibit 2.2 to the Company's current report on Form 8-K dated April 11, 1997).

         2.6     -      Agreement and Plan of Merger dated September 11, 1997, between the Company, J Acquisition Corp.,
                        J.S.M. & Associates, Inc., Jim James and James F. Silhan (incorporated by reference to Exhibit
                        2.1 to the Company's Current Report on Form 8-K dated September 11, 1997).

         3.1     -      Restated Certificate of Incorporation of the Company (incorporated by reference to Amendment No.
                        1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

         3.2     -      Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

         3.3     -      Amendment to Restated Certificate of Incorporation (incorporated by reference to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1994).

         3.4     -      Amendment to Restated Certificate of Incorporation dated August 28, 1997 (incorporated by reference to exhibit 3.4 to the Company's Registration Statement on Form S-3 (No. 333-35109)).

         3.5     -      By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1993).

         4.1     -      See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and amended By-laws of the Company defining the rights of the holders of Common Stock.

      EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
         4.2     -      Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-69726)).

         4.3     -      Registration Rights Agreement with Bear Stearns & Co. Inc. dated March 25, 1994, as assigned to
                        Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1993).

         4.4     -      Stock Option Agreement dated as of December 19, 1995, between the Company and Remy Consultants
                        Incorporated (incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to
                        Schedule 13D dated August 8, 1996).

         4.5     -      Subscription Agreement dated September 19, 1995, by and between Shamrock Holdings of California,
                        Inc. and UTI Energy Corp. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

        *4.6     -      Amended and Restated UTI Energy Corp. 1996 Employee Stock Option Plan.

         4.7     -      Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland Drilling
                        Company, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
                        8-K dated April 11, 1997).

         4.8     -      Note Purchase Agreement dated April 11, 1997, by and among FWA Drilling Company, Inc.,
                        International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc.,
                        USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC (incorporated by reference to Schedule 13D relating to the Company filed on April 22, 1997 by Canpartners
                        Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis, Joshua S. Friedman and R.
                        Christian B. Evensen).

         4.9     -      Note dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum
                        Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated and
                        Panther Drilling, Inc. to Canpartners Investments IV, LLC. (incorporated by reference to Exhibit
                        10.5 to the Company's Current Report on Form 8-K dated April 11, 1997).

         4.10    -      Warrant Agreement dated April 11, 1997, by and between UTI Energy Corp. and Canpartners
                        Investments IV, LLC. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 11, 1997).

         4.11    -      Warrant dated April 11, 1997, by and between UTI Energy Corp. and Canpartners Investments IV,
                        LLC. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K
                        dated April 11, 1997).

         4.12    -      Registration Rights Agreement dated April 11, 1997, by and between UTI Energy Corp. and
                        Canpartners Investments IV, LLC. (incorporated by reference to Exhibit 10.8 to the Company's
                        Current Report on Form 8-K dated April 11, 1997).

         4.13    -      Amended and Restated Loan and Security Agreement dated December 7, 1995 (the "Mellon Line of
                        Credit"), by and among UTI Energy Corp., UTICO, Inc., FWA Drilling Company, Triad Drilling
                        Company, Universal Well Services, Inc. and USC, Incorporated, and Mellon Bank, N.A.
                        (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

      EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
        4.14       -    First Amendment and Modification to the Mellon Line of Credit effective March 14, 1996
                        (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

        4.15       -    Second Amendment and Modification to the Mellon Line of Credit effective
                        August 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                        Form 8-K dated January 27, 1997).

        4.16       -    Third Amendment and Modification to the Mellon Line of Credit effective January 25, 1997
                        (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

        4.17       -    1993 Restricted Stock Plan (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-69726)).

       *4.18       -    Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan.

        4.19       -    1993 Non-Qualified Incentive Stock Option Plan (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

       *4.20       -    Amended and Restated 1997 Long-Term Incentive Plan.

       10.1        -    For additional material contracts see Exhibits 4.3 through 4.20.

       10.2        -    Amended and Restated Employment Agreement with Vaughn E. Drum dated December 19, 1996
                        (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

      *21.1        -    List of subsidiaries of the Company.

      *23.1        -    Consent of Ernst & Young LLP.

      *27          -    Financial Data Schedule.

      *27.1        -    Restated Financial Data Schedule.


*Filed herewith.

          As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Form 10-K certain instruments defining the right of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request. In addition, pursuant to Item 601(b)(2), schedules to exhibits 2.1 through 2.6 have not been filed. Such schedules relate to the representations and warranties of the parties to such agreements and will be furnished supplementally to the Commission upon request.

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

   Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . F-6

   Notes to Consolidated Financial Statements   . . . . . . . . . . . F-7

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
UTI Energy Corp.


We have audited the accompanying consolidated balance sheets of UTI Energy Corp. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTI Energy Corp. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Houston, Texas
February 17, 1998

                                UTI ENERGY CORP.

                          CONSOLIDATED BALANCE SHEETS
    (All per share and share amounts reflect the 3:1 stock split effective
                              September 5, 1997).

                                                                                         DECEMBER 31,
                                                                                   ----------------------
                                                                                      1997         1996
                                                                                   ---------    ---------
                                                                                       (in thousands)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents .................................................   $  58,347    $     570
     Accounts receivable, net of allowance for doubtful
       accounts of $815 in 1997 and $305 in 1996 ...............................      34,359       17,831
     Other receivables .........................................................       1,230          598
     Materials and supplies ....................................................       1,363          874
     Prepaid expenses ..........................................................         749        1,749
                                                                                   ---------    ---------
                                                                                      96,048       21,622
PROPERTY AND EQUIPMENT
     Land ......................................................................       1,149          749
     Buildings and improvements ................................................       2,819        1,760
     Machinery and equipment ...................................................     116,357       58,421
     Oil and gas working interests .............................................       1,893        1,732
     Construction in process ...................................................       4,305          338
                                                                                   ---------    ---------
                                                                                     126,523       63,000
     Less accumulated depreciation and amortization ............................      31,508       23,149
                                                                                   ---------    ---------
                                                                                      95,015       39,851

GOODWILL, less amortization of $652 in 1997 and $0 in 1996 .....................      17,758           --
OTHER ASSETS ...................................................................         166          397
                                                                                   ---------    ---------

                                                                                   $ 208,987    $  61,870
                                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt .........................................   $      50    $   4,507
     Accounts payable ..........................................................      14,087        7,945
     Accrued payroll costs .....................................................       5,048        2,445
     Accrued income taxes ......................................................       3,375          139
     Other accrued expenses ....................................................       3,036          825
                                                                                   ---------    ---------
                                                                                      25,596       15,861

LONG-TERM DEBT, less current portion ...........................................      23,458       14,658
DEFERRED INCOME TAXES ..........................................................      15,256        8,305
OTHER LIABILITIES ..............................................................         356          350

COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCK
     Common Stock, $.001 par value, 309,374 shares issued and
       outstanding in 1997, 0 shares issued or outstanding in 1996 .............       6,701           --
SHAREHOLDERS' EQUITY
     Preferred Stock $.01 par value, 5,000,000 shares authorized on
       August 28, 1997, 0 shares issued or outstanding in 1997 and 1996 ........          --           --
     Common Stock, $.001 par value, 50,000,000 (10,000,000 prior to
       August 28, 1997) shares authorized, 16,146,741 shares issued and outstanding in 1997, 10,807,008 shares issued and
       outstanding in 1996 .....................................................          16           11
     Additional capital ........................................................     120,208       17,870
     Retained earnings .........................................................      17,441        4,916
     Restricted stock plan unearned compensation ...............................         (45)        (101)
                                                                                   ---------    ---------
                                                                                     137,620       22,696
                                                                                   ---------    ---------
                                                                                   $ 208,987    $  61,870
                                                                                   =========    =========


See accompanying notes.

                                UTI ENERGY CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
    (All per share and share amounts reflect the 3:1 stock split effective
                              September 5, 1997).

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------------------
                                                                                       1997            1996            1995
                                                                                   ------------    ------------    ------------
                                                                                 (in thousands, except share and per share amounts)
REVENUES
   Oilfield service ............................................................   $    181,958    $     96,628    $     39,844
   Other .......................................................................            479             673             280
                                                                                   ------------    ------------    ------------
                                                                                        182,437          97,301          40,124
COSTS AND EXPENSES
   Cost of sales
       Oilfield service ........................................................        136,252          77,891          32,507
       Other ...................................................................            104             366             178
   Selling, general and administrative .........................................         11,777           7,768           5,082
   Depreciation and amortization ...............................................         11,075           4,292           2,552
                                                                                   ------------    ------------    ------------
                                                                                        159,208          90,317          40,319
                                                                                   ------------    ------------    ------------

OPERATING INCOME (LOSS) ........................................................         23,229           6,984            (195)

OTHER INCOME (EXPENSE)
   Interest expense ............................................................         (4,330)         (1,148)           (265)
   Interest income .............................................................            689              83             147
   Other, net ..................................................................            546           1,258             146
                                                                                   ------------    ------------    ------------
                                                                                         (3,095)            193              28
                                                                                   ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ..........................................................         20,134           7,177            (167)

INCOME TAXES ...................................................................          7,609           2,324            (592)
                                                                                   ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS ..............................................         12,525           4,853             425

INCOME FROM DISCONTINUED OPERATIONS ............................................             --              --              38

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS ....................................             --              --            (361)
                                                                                   ------------    ------------    ------------

NET INCOME .....................................................................   $     12,525    $      4,853    $        102
                                                                                   ============    ============    ============

BASIC EARNINGS PER COMMON SHARE:
   Continuing operations .......................................................   $       0.96    $       0.46    $       0.04
   Discontinued operations .....................................................             --              --              --
   Loss on disposal of discontinued operations .................................             --              --           (0.03)
                                                                                   ------------    ------------    ------------

                                                                                   $       0.96    $       0.46    $       0.01
                                                                                   ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE:
   Continuing operations .......................................................   $       0.83    $       0.42    $       0.04
   Discontinued operations .....................................................             --              --              --
   Loss on disposal of discontinued operations .................................             --              --           (0.03)
                                                                                   ------------    ------------    ------------

                                                                                   $       0.83    $       0.42    $       0.01
                                                                                   ============    ============    ============

AVERAGE COMMON SHARES OUTSTANDING
   Basic .......................................................................     13,082,663      10,448,220       9,898,668
   Diluted .....................................................................     15,069,419      11,439,186       9,898,668

See accompanying notes.

                                UTI ENERGY CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    (All per share and share amounts reflect the 3:1 stock split effective
                              September 5, 1997).


                                                   COMMON STOCK                                   RESTRICTED
                                              -----------------------                 RETAINED    STOCK PLAN
                                                NUMBER                  ADDITIONAL    EARNINGS     UNEARNED
                                               OF SHARES    PAR $.001     CAPITAL     (DEFICIT)   COMPENSATION     TOTAL
                                              ----------   ----------   ----------   ----------   ------------   ----------
                                                                 (in thousands, except number of shares)
Balance at December 31, 1994 ..............    9,732,000   $       10   $   14,094   $      (39)   $     (320)   $   13,745
   Net income .............................                        --           --          102            --           102
   Issuance of Common Stock ...............      666,666           --          994           --            --           994
   Vesting of restricted
     stock plan ...........................                        --           --           --           149           149
                                              ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1995 ..............   10,398,666           10       15,088           63          (171)       14,990
   Net income .............................                        --                     4,853            --         4,853
   Warrants issued ........................                        --          710           --                         710
   Exercise of options ....................      408,342            1        1,838           --            --         1,839
   Vesting of restricted
     stock plan ...........................                        --          234           --            70           304
                                              ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1996 ..............   10,807,008           11       17,870        4,916          (101)       22,696
   Net income .............................                        --           --       12,525            --        12,525
   Issuance of Common Stock ...............    2,835,753            3       84,528           --            --        84,531
   Warrants issued ........................                        --        1,410           --            --         1,410
   Exercise of warrants ...................    2,193,000            2       14,308           --            --        14,310
   Exercise of options ....................      310,980           --        2,092           --            --         2,092
   Vesting or restricted
     stock plan ...........................                        --           --           --            56            56
                                              ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1997 ..............   16,146,741   $       16   $  120,208   $   17,441    $      (45)   $  137,620
                                              ==========   ==========   ==========   ==========    ==========    ==========

See accompanying notes.

                                UTI ENERGY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                              1997        1996        1995
                                                                            --------    --------    --------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Income from continuing operations ....................................   $ 12,525    $  4,853    $    425
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
       Depreciation and amortization ....................................     11,075       4,292       2,552
       Deferred income taxes ............................................      1,012         799        (650)
       Amortization of debt discount ....................................        402          68          --
       Stock compensation expense .......................................         56         304         149
       Provision (recovery) for bad debts ...............................        510         112         (10)
       Gain on disposal of fixed assets .................................       (774)       (517)        (63)
       Change in operating assets and liabilities, net of
         effect of businesses acquired:
          Accounts receivable and prepaids ..............................    (16,670)     (7,990)     (2,316)
          Materials and supplies ........................................       (489)        (71)         35
          Accounts payable and accruals .................................     16,357       4,647         564
          Other .........................................................        217        (174)        (86)
                                                                            --------    --------    --------
   Net cash provided by continuing operations ...........................     24,221       6,323         600
   Net cash used by discontinued operations .............................         --          --      (1,108)
                                                                            --------    --------    --------
              Net cash provided (used) by operating activities ..........     24,221       6,323        (508)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .................................................    (18,356)     (4,311)     (1,910)
   Acquisitions of businesses, net of cash ..............................    (36,847)     (6,000)    (12,946)
   Proceeds from sale of discontinued operations ........................         --          --       4,870
   Proceeds from sale of property and equipment .........................      1,373       1,113         304
                                                                            --------    --------    --------
              Net cash used by investing activities .....................    (53,830)     (9,198)     (9,682)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt .............................     58,900       2,600       9,264
   Repayments of long-term debt .........................................    (52,559)     (2,467)     (1,580)
   Proceeds from issuance of Common Stock ...............................     81,045       1,039         994
                                                                            --------    --------    --------
              Net cash provided by financing activities .................     87,386       1,172       8,678
                                                                            --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ......................................................     57,777      (1,703)     (1,512)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ...............................................................        570       2,273       3,785
                                                                            --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ................................   $ 58,347    $    570    $  2,273
                                                                            ========    ========    ========


See accompanying notes.

                                UTI ENERGY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         UTI Energy Corp. (the "Company") is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations currently are concentrated in the prolific oil and natural gas producing basins of Oklahoma, Texas and the Gulf Coast. The Company's rig fleet currently consists of 89 land drilling rigs that are well suited to the requirements of its markets. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Materials and Supplies

         Materials and supplies are composed of replacement parts and supplies held for use in the operations of the Company and are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are stated at cost. Improvements are capitalized and depreciated over the period of benefit. The Company reviews its assets for impairment. Provisions for permanent asset impairment are charged to income when indicators of impairment are present, and when it is considered probable that the carrying values of producing asset groups may not be recovered over their remaining service lives, based on estimates of future net cash flows on an undiscounted basis. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations. Depreciation is determined by the straight-line method over the estimated useful lives of the related assets which are as follows: buildings--30 years, building improvements--7-10 years, machinery and equipment--2-15 years.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill

         Excess of cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 15 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

         Revenue Recognition

         Revenues are recognized when services have been performed. Revenues from footage and turnkey drilling contracts are recognized using the percentage of completion method of accounting. Losses, if any, are provided for in the period in which the loss is determined.

         Income Taxes

         The Company utilizes the liability method in accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         Earnings Per Share

         Basic earnings (loss) per common share is calculated by dividing net income (loss) by the aggregate of the weighted average shares outstanding during the period. Diluted earnings (loss) per common share considers the dilutive effect, if any, of the average number of common stock equivalents that are outstanding during the period.

         Stock Split

         The Company's Common Stock split 3:1 on September 5, 1997. In conjunction with the split, the authorized number of $.001 par Common Stock was increased from 10 million to 50 million shares.

         Stock-Based Compensation

         The Company follows the method of accounting for employee stock compensation plans prescribed by APB No. 25, which is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with APB No. 25, the Company has not recognized compensation expense for stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant, which is the measurement date.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
 .
         New Accounting Pronouncements

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

         Effective January 1, 1997, the Company adopted the provisions of Statement of Position No. 96-1, Environmental Remediation Liabilities published by the AICPA. This statement provides guidance on the recognition, measurement, display and disclosure of environmental liabilities. This change did not have a significant effect on the Company's financial statement.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
         128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting
         Comprehensive Income (SFAS 130).   SFAS 130, which is effective for
         fiscal years beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 at the beginning of fiscal year 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131, which is effective for fiscal years beginning after December 15, 1997, established revised guidelines for determining and entity's operating segments, as well as the type and level of financial information to be disclosed. The Company will adopt SFAS 131 at the beginning of fiscal year 1998.

         Reclassifications

         Certain items in the prior years' financial statements have been reclassified to conform with the presentation in the current year.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



2.       ACQUISITIONS

         Effective November 1, 1995, the Company purchased all of the capital stock of FWA Drilling Company, Inc. (FWA) for $14.0 million in cash. Prior to this date, FWA was engaged in contract drilling in East and West Texas. The acquisition was accounted for using the purchase method, and FWA's operating results since November 1, 1995, have been consolidated with the operating results of the Company. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         On August 14, 1996, the Company purchased all of the capital stock of Viersen & Cochran Drilling Company ("Viersen"). Prior to that date, Viersen had been engaged in contract drilling in Oklahoma but had suspended its operations. The consideration paid for Viersen consisted of (i) $6.0 million in cash; (ii) a two-year $8.0 million promissory note executed by the Company in favor of the Seller; and
         (iii) stock warrants with a two-year term to purchase 600,000 shares of the Company's Common Stock at $5 per share. On April 11, 1997, the Company prepaid the Promissory Note at a contractually agreed upon discounted balance of $7.6 million plus accrued interest. The acquisition of Viersen was accounted for using the purchase method, and Viersen's operating results since August 14, 1996, have been consolidated with the operating results of the Company. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         On January 27, 1997, the Company acquired the contract drilling assets of Quarles Drilling Corporation ("Quarles") for $16.2 million, consisting of $8.1 million cash and 733,779 shares of Common Stock (after adjustment pursuant to the purchase agreement). The acquired assets consisted of nine land drilling rigs, various equipment, rig components and other equipment used in Quarles' contract drilling business. The acquisition was accounted for using the purchase method, and Quarles' operating results since January 27, 1997, have been consolidated with the operating results of the Company. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd. ("Southland") for approximately $27.1 million cash and a five-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $16 per share. The acquired assets consisted of nine drilling rigs, various equipment, components and other equipment used in Southland's contract drilling business. The acquisition was accounted for using the purchase method, and Southland's operating results since April 11, 1997, have been consolidated with the operating results of the Company. Goodwill of $9.9 million has been recorded related to this acquisition.

         On September 11, 1997, the Company acquired all of the capital stock of J.S.M. & Associates, Inc. ("JSM") for 618,748 shares of Common Stock and $2.6 million in cash. Prior to this date, JSM was an independent contract land driller in the Permian Basin. JSM's assets at the time of acquisition included seven land drilling rigs, an office and warehouse in Odessa, Texas and approximately $950,000 in networking capital. The acquisition was accounted for using the purchase method of accounting, and JSM's operating results since September 11, 1997, have been consolidated with the operating results of the Company. Goodwill of $8.5 million has been recorded related to this acquisition.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



2.       ACQUISITIONS (CONTINUED)

         The following pro forma operating results reflect the inclusion of Viersen for all of 1996 and Quarles and Southland for all of 1997 and 1996:

                                                       Years Ended December 31,
                                                       ------------------------
                                                           1997       1996
                                                         --------   --------
                                                            (in thousands)
         Revenue .....................................   $193,191   $148,914
                                                         ========   ========

         Income from continuing operations ...........   $ 12,203   $    373
                                                         ========   ========

         Diluted earnings per share from
           continuing operations .....................   $   0.81   $   0.03
                                                         ========   ========


3.       DISCONTINUED OPERATIONS

         On September 29, 1995, the Company sold its oilfield supply business for cash of $4.9 million. The net results of the oilfield supply business are reported separately in the Consolidated Statement of Income as "Income from Discontinued Operations".

         The following is a summary of the results of operations of the Company's oilfield supply business for the year ended December 31, 1995 (in thousands):

              Revenue ...................................   $ 13,407
                                                            ========

              Income from operations (net of income
                taxes of $14) ...........................   $     38
              Loss on disposal (net of income tax
                benefit of $129) ........................       (361)
                                                            --------

              Loss from discontinued operations .........   $   (323)
                                                            ========

                                UTI ENERGY CORP.

      (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



4.       LONG-TERM DEBT

         The Company's long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                     December 31,
                                                                  -----------------
                                                                    1997      1996
                                                                  -------   -------
                                                                    (in thousands)
         Subordinated notes ...................................   $25,000   $    --
         Promissory note, seller ..............................        --     8,000
         Promissory notes, financial institution ..............        --     7,050
         Promissory note, other ...............................        --     1,500
         Revolving bank credit agreement ......................        --     2,600
         Other ................................................        52       259
                                                                  -------   -------
                                                                   25,052    19,409
         Less: unamortized discount ...........................     1,544       244
         Less: current portion ................................        50     4,507
                                                                  -------   -------

                                                                  $23,458   $14,658
                                                                  =======   =======

         A summary of the activity and terms of the long-term debt agreements follows:

         Subordinated Notes

         On April 11, 1997, the Company received $24.5 million from an investment company in exchange for subordinated notes with a face value of $25.0 million and 1.2 million seven-year warrants for shares of Common Stock with an exercise price of $10.83 per share. The Company assigned a value of $1.4 million to the warrants issued and is amortizing this cost to interest expense over the life of the borrowing. The subordinated notes bear interest at 12%, payable each January, April, July and November until the note is paid in full on April 11, 2001. Early retirement of this debt is not permitted under the terms of the agreement prior to the second anniversary of the closing date. The notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness (unless certain pro forma financial coverage ratios are met), cash dividends, distributions and other certain payments.

         Promissory Note, Seller

         On August 14, 1996, in conjunction with the acquisition of Viersen, the Company executed a two-year $8.0 million promissory note in favor of the seller. The note bore interest at a fixed rate of 6.0% and was due in two $1.5 million installments in August 1997 and February 1998, and a final installment of $5.0 million in August 1998. The note was repaid in full on April 11, 1997 without penalty.

                                UTI ENERGY CORP.

    (All per share and share amounts reflect the 3:1 stock split effective
                              September 5, 1997).


4.       LONG-TERM DEBT (CONTINUED)

         Promissory Notes, Financial Institution

         On November 20, 1995, the Company executed five-year promissory notes with a financial institution. The notes bore interest at a variable rate (7.975% at December 31, 1996) and were due in monthly installments of $150,000 through November 20, 2000. The promissory notes were secured by certain drilling equipment of the Company. These notes included certain financial covenants covering tangible net worth, debt service coverage and leverage ratios. The notes were repaid in full on April 11, 1997 when other financing was obtained. The loss from the early retirement of this debt was immaterial and is included in operating income.

         Promissory Note, Other

         On December 15, 1993, the Company borrowed $3.5 million in the form of a promissory note to a corporation. The related promissory note bore interest at a fixed rate of 5.75% and was due in minimum annual installments of $500,000. The note also required annual mandatory prepayments based on the excess cash flows of the Company as defined. The Company made a mandatory prepayment of $500,000 on April 1, 1997. On May 15, 1997, the note was repaid in full when the lender used the remaining outstanding principal to partially fund the exercise of certain warrants.

         Revolving Bank Credit Agreement

         The Company maintains a revolving credit agreement with a certain financial institution. Total borrowings and letters of credit available under this agreement were increased in 1997 from $8.4 million to $12.4 million. Borrowings under the agreement bear interest at the lower of the bank's prime rate or other rate options available at the time of borrowing (8.5% at December 31, 1997 and 8.25% at December 31, 1996). The revolving credit agreement, which is to be used for working capital and general corporate purposes, is secured by the pledge of Company's accounts receivable and inventory. The agreement includes certain financial covenants covering tangible net worth, debt service coverage and leverage ratios. Maximum borrowings under this facility in 1997 were $9.3 million with average borrowings during the year of $3.8 million and a weighted average interest rate on borrowings during the year of 8.35%. A $400,000 standby letter of credit is issued under this agreement.

         Maturities of long-term debt, excluding unamortized discount, as of December 31, 1997, are as follows (in thousands):

          1998 . . . . . . . . . . . . . . . . .       $        50
          1999 . . . . . . . . . . . . . . . . .                 2
          2000 . . . . . . . . . . . . . . . . .                --
          2001 . . . . . . . . . . . . . . . . .            25,000

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



5.       LEASES

         Future minimum payments, for each year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1997 (in thousands):

        1998  . . . . . . . . . . . . . . . . . . .  $         426
        1999  . . . . . . . . . . . . . . . . . . .            327
        2000  . . . . . . . . . . . . . . . . . . .            297
        2001  . . . . . . . . . . . . . . . . . . .            237
        2002 and thereafter . . . . . . . . . . . .            150
                                                     -------------
        Total minimum lease payments  . . . . . . .  $       1,437
                                                     =============


         Rental expense for all operating leases was approximately $472,000, $448,000 and $181,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Remaining obligations under capital leases are immaterial as of December 31, 1997.


6.       INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows:

                                                                December 31,
                                                      ---------------------------------
                                                           1997                 1996
                                                      -------------        ------------
                                                                (in thousands)
         Deferred tax assets:
            Alternative minimum tax credits  . . . .  $         272        $        675
            Investment tax credits . . . . . . . . .            232                 232
            Accrued liabilities  . . . . . . . . . .          1,591                 780
            Valuation allowance  . . . . . . . . . .             --                (232)
                                                      -------------        ------------
               Total deferred tax asset  . . . . . .          2,095               1,455

         Deferred tax liabilities:
            Depreciation . . . . . . . . . . . . . .        (17,351)             (9,760)
                                                      -------------        ------------
         Net deferred tax liability  . . . . . . . .  $     (15,256)       $     (8,305)
                                                      =============        ============

         Management assesses the realizability of the Company's deferred tax asset on a continuous basis and adjusts the valuation allowance in the event that circumstances change affecting the realization of the deferred tax asset.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



6.       INCOME TAXES (CONTINUED)

         At December 31, 1996, the Company had a valuation allowance totaling $232,000 related to investment tax credit carryforwards. During 1997, the Company decreased its valuation allowance since management believes that it is more likely than not that the deferred tax asset will be realized primarily from future taxable income produced through certain tax planning strategies. These credits expire between 1998 and 2001. The Company utilizes the flow-through method for recognizing investment tax credits.

         The components of the provision for income taxes from continuing operations are as follows:

                                                                   Years Ended December 31,
                                                    -------------------- ----- -------- ------------------
                                                        1997                 1996                1995
                                                    -------------       --------------      --------------
                                                                        (in thousands)
        Income taxes:
        Current:
           Federal  . . . . . . . . . . . . . . .   $      5,681        $      1,372        $          57
           State  . . . . . . . . . . . . . . . .            916                 153                    1
                                                    ------------        ------------        -------------
                                                           6,597               1,525                   58
        Deferred:
           Federal  . . . . . . . . . . . . . . .          1,005                 740                 (622)
           State  . . . . . . . . . . . . . . . .              7                  59                  (28)
                                                    ------------        ------------        -------------
                                                           1,012                 799                 (650)
                                                    ------------        ------------        -------------
                                                    $      7,609        $      2,324        $        (592)
                                                    ============        ============        =============


         The difference between tax expense on continuing operations computed at the federal income tax rate of 35% for 1997 and 34% for 1996 and 1995 and actual tax expense is as follows:

                                                                   Years Ended December 31,
                                                    -------------------- ----- -------- ------------------
                                                        1997                 1996                1995
                                                    -------------       --------------      --------------
                                                                        (in thousands)
         Taxes at 35% for 1997 and 34% for
          1996 and 1995 applied to pre-tax
          income (loss) . . . . . . . . . . . . .   $      7,047        $      2,440        $         (57)
         State income tax . . . . . . . . . . . .            595                 141                  (17)
         Change in statutory tax rate . . . . . .            435                  --                   --
         Permanent differences, principally
          nondeductible expenses  . . . . . . . .             38                 123                   81
         Change in valuation allowance and
          realization of tax credit carryforwards           (232)               (404)                (577)
         Other    . . . . . . . . . . . . . . . .           (274)                 24                  (22)
                                                    ------------        ------------        -------------
                                                    $      7,609        $      2,324        $        (592)
                                                    ============        ============        =============

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



7.       CONTINGENCIES

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


8.       REDEEMABLE STOCK

         As part of the JSM acquisition, the former shareholders of JSM obtained the contractual right to put back to the Company, at $21.66 per share, one half of the shares issued by the Company in the business combination (309,374 shares). The puts were exercisable between December 10, 1997 and January 8, 1998. As of December 31, 1997, the Company recorded in the Redeemable Stock caption of the balance sheet an amount equal to what the Company must expend if these shares are put back to the Company.

         On January 6, 1998 the former shareholders of JSM exercised these puts. The Company has treated this repurchase as a 1998 treasury stock purchase and has assigned a value of $21.66 per share.


9.       WARRANTS

         The Company issued warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share to an investment company as consideration for financing obtained in April 1997. From this issuance of warrants, 720,000 shares of Common Stock were exercised in 1997. The remaining warrants are exercisable in whole or in part for seven years beginning April 11, 1997.

         The Company issued warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $16 per share as part of the consideration paid to acquire the land drilling operations of Southland. From this issuance, warrants for 105,000 shares of Common Stock were exercised in 1997. The remaining warrants are exercisable in whole or part for five years beginning April 11, 1997.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



10.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              Years Ended December 31,
                                                     ---------------------------------------
                                                         1997          1996          1995
                                                     -----------   -----------   -----------
                                                (in thousands, except share and per share amounts)
         Numerator:
             Net income                              $    12,525   $     4,853   $       102
                                                     ===========   ===========   ===========


         Denominator:
             Denominator for basic earnings per
                 share - weighted-average shares      13,082,663    10,448,220     9,898,668
             Effect of dilutive securities:
                 Stock options                         1,286,233       756,408            --
                 Warrants                                676,043       234,558            --
                 Other                                    24,480            --            --
                                                     -----------   -----------   -----------

             Dilutive potential common shares          1,986,756       990,966            --
                                                     -----------   -----------   -----------
             Denominator for diluted earnings per
                 share-adjusted weighted-average
                 shares and assumed conversions       15,069,419    11,439,186     9,898,668
                                                     ===========   ===========   ===========

         Basic earnings per share                    $      0.96   $      0.46   $      0.01
                                                     ===========   ===========   ===========

         Diluted earnings per share                  $      0.83   $      0.42   $      0.01
                                                     ===========   ===========   ===========


11.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                            Years Ended
                                                                                            December 31,
                                                                                      ---------------------------
                                                                                         1997             1996
                                                                                      ---------         ---------
                                                                                            (in thousands)
       Noncash Investing and Financing Activities:
          Quarles acquisition with Common Stock issuance  . . . . . . . . . . . . .   $   8,100         $      --
          Southland acquisition with warrants granted . . . . . . . . . . . . . . .          10                --
          JSM acquisition with Common Stock and Redeemable Stock  . . . . . . . . .      16,086                --
          JSM acquisition, deferred tax liability recorded  . . . . . . . . . . . .       5,183                --
          Tax benefit of exercised stock options reflected in additional capital          1,403               800
          Debt retired in conjunction with warrant conversion to
           Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000                --
          Long-term debt issued for equipment acquisitions  . . . . . . . . . . . .          --                34
          Viersen acquisition with long-term debt issued  . . . . . . . . . . . . .          --             7,688
          Viersen acquisition with warrants granted . . . . . . . . . . . . . . . .          --               710
          Viersen acquisition, deferred tax liability recorded  . . . . . . . . . .          --             8,057

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



11.      SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

                                                      Years Ended December 31,
                                                 -------------------------------
                                                 1997          1996         1995
                                                 ----          ----         ----
                                                        (in thousands)
       Cash Paid During the Period for
             Interest . . . . . . . . . . . .    3,523          893         427
             Income taxes . . . . . . . . . .    1,624        1,389         339


12.    STOCK PLANS

       In December 1993, the Company established a Restricted Stock Plan and a Non-Qualified Stock Option Plan.

       Under the Restricted Plan, 150,000 shares of Common Stock were awarded to certain full-time employees of the Company. Common Stock awarded under the Restricted Stock Plan vests in five equal annual installments contingent upon the beneficiaries' continued employment by the Company. As of December 31, 1997, 16,845 shares were unvested.

       Under the Non-Qualified Stock Option Plan, the Company awarded options to senior management to purchase 1,459,800 shares of Common Stock with an exercise price of $2.67 per share. The options vest in five equal annual installments contingent upon continued employment by the Company. On December 15, 1995, the options were repriced from $2.67 to prices ranging from $1.77 (the fair market value on December 15, 1995) to $2.13, depending upon the individual as well as the vesting date of the option. In addition, the term of each option was reduced from ten years from the original date of grant to five years from date of repricing.
       As of December 31, 1997, options to purchase 478,922 shares were exercisable and options to purchase 145,978 shares were unvested.

       In July 1996, the Company's shareholders approved the award of options to purchase 360,000 shares of the Company's Common Stock at a price equal to the fair market value of the stock at the date of grant to REMY Investors and Consultants, Inc. ("Remy"). Remy is the general partner of REMY Capital Partners III, L.P. which is an owner of 22.2% of the Company's Common Stock. These options were vested at the grant date and expire five years from the date of grant. The options were awarded as a result of the services Remy rendered in connection with the acquisition and related financing of FWA and the Company's sale of the assets of Union Supply Company. As of December 31, 1997, options to purchase 78,000 shares were exercisable and there were no unvested options.

       In July 1996, the Company's shareholders approved the Non-Employee Director Stock Option Plan (Director Plan), a non qualified stock option plan. Under the Director Plan, options to purchase up to an aggregate of 300,000 shares of Common Stock of the Company may be granted to non-employee directors of the Company. The Director Plan provides for the grant of an option to purchase 7,500 shares of Common Stock to each non-employee director as of December 19, 1995 and to each future non-employee director as of the date he or she is first elected. Options granted pursuant to the Director Plan stipulate that the purchase price per share be equal to the fair market value of the Common Stock as of the date of grant.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                              September 5, 1997).



12.    STOCK PLANS (CONTINUED)

       Commencing on December 31, 1996, each non-employee director who has served for a period of at least one year will automatically be granted on each December 31 an option to purchase 3,750 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock as of the date of grant. At December 31, 1997, options to purchase 33,750 shares of Common Stock were exercisable and options to purchase 18,750 shares of Common Stock were unvested. No options under this plan will be granted after December 18, 2005. All options issued expire five years from the date of grant.

       In July 1996, the Company's shareholders approved the UTI Energy Corp. 1996 Employee Stock Option Plan. Under the plan, the Company can award options of up to 900,000 shares of Common Stock to certain full-time employees at a price equal to the fair market value of the stock at the date the option is granted. Options to purchase 812,700 shares of Common Stock have been awarded. At December 31, 1997, options to purchase 472,500 shares of Common Stock were exercisable and options to purchase 295,200 shares of Common Stock were unvested. The options vest from immediately to five years with exercise prices ranging from $4.58 to $20.00.

       In August 1997, the Company's shareholders approved the UTI Energy Corp. 1997 Long-Term Incentive Plan. Under the plan, the Company can award options of up to 600,000 shares of Common Stock to certain full-time employees at a price equal to the fair market value of the stock at the date the option is granted. Under the plan, the Company can also issue stock appreciation rights, restricted stock or performance awards. At December 31, 1997, options to purchase 60,000 shares of Common Stock were exercisable and options to purchase 391,375 shares of Common Stock were unvested. The options vest from immediately to five years with an exercise price of $31.63.

       SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in that Statement for options granted or modified after December 31, 1994. The fair value for applicable options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.11%, 6.70% and 5.38%; dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of .529, .438 and .307 and a weighted average expected life of the option of 2.60, 3.52 and 2.64 years.

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

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).



12.    STOCK PLANS (CONTINUED)

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               For the Years Ended December 31,
                                              ----------------------------------
                                                       1997            1996          1995
                                                       ----            ----          ----
                                                      (in thousands except per share amounts)
             Pro forma net income (loss). . . . . .  $ 10,359       $  4,739      $    (107)

             Pro forma earnings (loss)
              per share:

                      Basic . . . . . . . . . . . .  $   0.79       $   0.45      $   (0.01)
                      Diluted . . . . . . . . . . .  $   0.69       $   0.41      $   (0.01)


         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                                                           Weighted-
                                                                           Shares           Average
                                                                            Under           Exercise
                                                                           Option            Price
                                                                       --------------    -------------
         Outstanding, December 31, 1994 . . . . . . . . . . . . . . .    1,459,800          $   2.67
              Granted . . . . . . . . . . . . . . . . . . . . . . . .    1,303,380          $   1.85
              Cancelled . . . . . . . . . . . . . . . . . . . . . . .     (920,880)         $   2.67
                                                                         ---------

         Outstanding, December 31, 1995 . . . . . . . . . . . . . . .    1,842,300          $   2.09
              Granted . . . . . . . . . . . . . . . . . . . . . . . .      296,250          $   4.86
              Exercised . . . . . . . . . . . . . . . . . . . . . . .     (408,342)         $   2.54
              Cancelled . . . . . . . . . . . . . . . . . . . . . . .     (160,578)         $   2.67
                                                                         ---------

         Outstanding, December 31, 1996 . . . . . . . . . . . . . . .    1,569,630          $   2.43
              Granted . . . . . . . . . . . . . . . . . . . . . . . .      997,825          $  21.22
              Exercised . . . . . . . . . . . . . . . . . . . . . . .     (592,980)         $   2.02
                                                                         ---------

         Outstanding, December 31, 1997 . . . . . . . . . . . . . . .    1,974,475          $  12.05
                                                                         =========

         Exercisable, December 31,
              1994  . . . . . . . . . . . . . . . . . . . . . . . . .      291,960          $   2.67
              1995  . . . . . . . . . . . . . . . . . . . . . . . . .    1,133,700          $   2.12
              1996  . . . . . . . . . . . . . . . . . . . . . . . . .      923,040          $   1.88
              1997  . . . . . . . . . . . . . . . . . . . . . . . . .    1,123,172          $   7.85

         Weighted-average fair value of options granted during 1997, 1996 and 1995 were $8.72, $1.86 and $0.44 per share, respectively.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).




12.      STOCK PLANS (CONTINUED)

         Exercise price for options outstanding as of December 31, 1997, ranged from $1.77 per share to $31.63 per share. The weighted-average remaining contractual life of those options is 3.98 years.


13.      DEFINED CONTRIBUTION PLANS

         The Company maintained two defined contribution plans which were merged January 1, 1997. Employees who have completed one year of service (1,000 active work hours) and are age 21 or older are eligible to participate. The Company matches $.50 for each dollar contributed by the employee of up to 4% of the employee's total annual compensation. The Company may make an additional discretionary contribution. For the years ended December 31, 1997, 1996 and 1995 the Company made matching contributions totaling approximately $396,000, $406,000 and $156,000, respectively.


14.      FINANCIAL INSTRUMENTS

         Concentrations of credit risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

         In 1997, one customer, Pioneer National Resources, accounted for approximately 18% of the revenue. In 1996, Parker and Parsley Development, accounted for approximately 25% of the revenue and approximately 20% of accounts receivable at December 31, 1996. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company provides allowances for potential credit losses when necessary.

         The Company maintains cash balances with various financial institutions. These financial institutions are located throughout the country and Company policy is designed to limit exposure to any one institution. However, at December 31, 1997, the Company had 98% of its cash and cash equivalents in one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy to ensure high credit quality.

         Cash and cash equivalents, accounts receivable and accounts payable:
         The carrying amounts reported in the balance sheets approximate fair value.

         Long-term debt: The carrying amounts included in the balance sheet of the Company's borrowings under its revolving bank credit arrangements and promissory notes approximate their fair value. The fair value of the subordinated notes are estimated to be $26.4 million versus its carrying value of $23.5 million. The fair value was estimated by management based upon estimates of current interest rates available to the Company at the balance sheet date for similar issues.

                                UTI ENERGY CORP.

     (All per share and share amounts reflect the 3:1 stock split effective
                               September 5, 1997).




15.      SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Quarterly financial information for the Years ended December 31, 1997 and 1996 is as follows:

                            1st Qtr    2nd Qtr    3rd Qtr    4th  Qtr    Total
                            --------   --------   --------   --------   --------
                                   (in thousands, except per share amounts)
1997

     Revenues               $ 34,368   $ 42,440   $ 50,310   $ 55,319   $182,437
     Gross Profit              7,006      9,340     13,502     16,233     46,081
     Net Income                1,844      1,777      3,894      5,010     12,525

     Earnings Per Share
         Basic              $   0.16   $   0.15   $   0.31   $   0.30   $   0.96
         Diluted            $   0.14   $   0.13   $   0.26   $   0.28   $   0.83

1996

     Revenues               $ 20,406   $ 19,659   $ 26,269   $ 30,967   $ 97,301
     Gross Profit              3,837      3,526      5,425      6,256     19,044
     Net Income                1,200        481      1,610      1,562      4,853

     Earnings Per Share
         Basic              $   0.12   $   0.05   $   0.15   $   0.15   $   0.46
         Diluted            $   0.12   $   0.04   $   0.14   $   0.13   $   0.42


         The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128.

                                UTI ENERGY CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS





                                                Balance at     Charged to     Charges-                         Balance
                                                Beginning      Costs and       Other                           at End
Description                                     of Period     Expenses (1)    Accounts        Deductions      of Period
-----------                                     ---------     ------------    --------        -----------     ---------
                                                                           (in thousands)
Year Ended December 31, 1997
   Deducted from asset accounts:
       Allowance for doubtful
         accounts . . . . . . . . . . . . . .   $     305      $     623      $      --       $       113 (2)  $  815
                                                =========      =========      =========       ===========      ======


Year Ended December 31, 1996
   Deducted from asset accounts:
       Allowance for doubtful
         accounts . . . . . . . . . . . . . .   $     193      $     141      $      --       $        29 (2)  $  305
                                                =========      =========      =========       ===========      ======


Year Ended December 31, 1995
   Deducted from asset accounts:
       Allowance for doubtful
         accounts . . . . . . . . . . . . . .   $     203      $     (10)     $      --       $        --      $  193
                                                =========      =========      =========       ===========      ======


(1)  Net of recoveries.
(2)  Uncollectible accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UTI ENERGY CORP.

By:/s/ Vaughn E. Drum
   ------------------------------------
   Vaughn E. Drum, President,
   Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                      TITLE                                 DATE
---------------------------------------------------   --------------------------------------        --------------
/s/ Vaughn E. Drum                                    President, Chief Executive Officer            March 20, 1998
---------------------------------------------------     and Director                                --------------
Vaughn E. Drum


/s/ P. Blake Dupuis                                   Vice President, Treasurer and                 March 20, 1998
---------------------------------------------------     Chief Financial Officer                     --------------
P. Blake Dupuis


/s/ Mark S. Siegel                                     Chairman and Director                        March 20, 1998
---------------------------------------------------                                                 --------------
Mark S. Siegel


/s/ Kenneth N. Berns                                   Director                                     March 20, 1998
---------------------------------------------------                                                 --------------
Kenneth N. Berns


/s/ Curtis W. Huff                                     Director                                     March 20, 1998
---------------------------------------------------                                                 --------------
Curtis W. Huff


                                                       Director
---------------------------------------------------                                                 --------------
Terry H. Hunt


                                                       Director
---------------------------------------------------                                                 --------------
Nadine C. Smith


                                                       Director
---------------------------------------------------                                                 --------------
Robert B. Spears

                               INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                                               TITLE OR DESCRIPTION

-----------------------------------------------------------------------------------------------------------------------
        2.1      -      Agreement for Purchase and Sale of Common Stock of FWA Drilling Company, Inc. dated November 17,
                        1995, between UTI Energy Corp. and USC Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1995).

         2.2     -      Stock Purchase Agreement dated August 14, 1996, between the Sam K. Viersen, Jr. Trust dated
                        September 9, 1986, as Amended and Restated on May 11, 1994, and UTI Energy Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 27, 1997).

         2.3     -      Asset Purchase Agreement dated December 21, 1996, between the Company and Quarles Drilling
                        Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                        Form 8-K dated January 27, 1997).

         2.4     -      Asset Purchase Agreement dated March 5, 1997 (the "Asset Purchase Agreement"), by and between
                        UTI Energy Corp. and Southland Drilling Company, Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 11, 1997).

         2.5     -      First Amendment to Asset Purchase Agreement dated April 11, 1997, by and between UTI Energy
                        Corp., Triad Drilling Company and Southland Drilling Company, Ltd. (incorporated by reference to
                        Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 11, 1997).

         2.6     -      Agreement and Plan of Merger dated September 11, 1997, between the Company, J Acquisition Corp.,
                        J.S.M. & Associates, Inc., Jim James and James F. Silhan (incorporated by reference to Exhibit
                        2.1 to the Company's Current Report on Form 8-K dated September 11, 1997).

         3.1     -      Restated Certificate of Incorporation of the Company (incorporated by reference to Amendment No.
                        1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

         3.2     -      Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

         3.3     -      Amendment to Restated Certificate of Incorporation (incorporated by reference to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1994).

         3.4     -      Amendment to Restated Certificate of Incorporation dated August 28, 1997 (incorporated by reference to exhibit 3.4 to the Company's Registration Statement on Form S-3 (No. 333-35109)).

         3.5     -      By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1993).

         4.1     -      See Exhibit Nos. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and amended By-laws of the Company defining the rights of the holders of Common Stock.


      EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
         4.2     -      Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-69726)).

         4.3     -      Registration Rights Agreement with Bear Stearns & Co. Inc. dated March 25, 1994, as assigned to
                        Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to the Company's
                        Annual Report on Form 10-K for the year ended December 31, 1993).

         4.4     -      Stock Option Agreement dated as of December 19, 1995, between the Company and Remy Consultants
                        Incorporated (incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to
                        Schedule 13D dated August 8, 1996).

         4.5     -      Subscription Agreement dated September 19, 1995, by and between Shamrock Holdings of California,
                        Inc. and UTI Energy Corp. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

        *4.6     -      Amended and Restated UTI Energy Corp. 1996 Employee Stock Option Plan.

         4.7     -      Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland Drilling
                        Company, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
                        8-K dated April 11, 1997).

         4.8     -      Note Purchase Agreement dated April 11, 1997, by and among FWA Drilling Company, Inc.,
                        International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc.,
                        USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC (incorporated by reference to Schedule 13D relating to the Company filed on April 22, 1997 by Canpartners
                        Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis, Joshua S. Friedman and R.
                        Christian B. Evensen).

         4.9     -      Note dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum
                        Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated and
                        Panther Drilling, Inc. to Canpartners Investments IV, LLC. (incorporated by reference to Exhibit
                        10.5 to the Company's Current Report on Form 8-K dated April 11, 1997).

        4.10     -      Warrant Agreement dated April 11, 1997, by and between UTI Energy Corp. and Canpartners
                        Investments IV, LLC. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 11, 1997).

        4.11     -      Warrant dated April 11, 1997, by and between UTI Energy Corp. and Canpartners Investments IV,
                        LLC. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K
                        dated April 11, 1997).

        4.12     -      Registration Rights Agreement dated April 11, 1997, by and between UTI Energy Corp. and
                        Canpartners Investments IV, LLC. (incorporated by reference to Exhibit 10.8 to the Company's
                        Current Report on Form 8-K dated April 11, 1997).

        4.13     -      Amended and Restated Loan and Security Agreement dated December 7, 1995 (the "Mellon Line of
                        Credit"), by and among UTI Energy Corp., UTICO, Inc., FWA Drilling Company, Triad Drilling
                        Company, Universal Well Services, Inc. and USC, Incorporated, and Mellon Bank, N.A.
                        (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

      EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
        4.14       -    First Amendment and Modification to the Mellon Line of Credit effective March 14, 1996
                        (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

        4.15       -    Second Amendment and Modification to the Mellon Line of Credit effective
                        August 14, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                        Form 8-K dated January 27, 1997).

        4.16       -    Third Amendment and Modification to the Mellon Line of Credit effective January 25, 1997
                        (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

        4.17       -    1993 Restricted Stock Plan (incorporated by reference to Amendment No. 1 to the Company's
                        Registration Statement on Form S-1 (No. 33-697260)).

       *4.18       -    Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan.

        4.19       -    1993 Non-Qualified Incentive Stock Option Plan (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

       *4.20       -    Amended and Restated 1997 Long-Term Incentive Plan.

        10.1       -    For additional material contracts see Exhibits 4.3 through 4.20.

        10.2       -    Amended and Restated Employment Agreement with Vaughn E. Drum dated December 19, 1996
                        (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated
                        January 27, 1997).

       *21.1       -    List of subsidiaries of the Company.

       *23.1       -    Consent of Ernst & Young LLP.

       *27         -    Financial Data Schedule.

       *27.1       -    Restated Financial Data Schedule.


*Filed herewith.