Form 10-Q
period 1998-03-31
UTI ENERGY CORP
filed 1998-05-14
CIK 912899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

[ ]        Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from ______ to ______.


Commission File Number 1-12542

                                UTI ENERGY CORP.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       23-2037823
-------------------------------------------       ---------------------------
  (State or other jurisdiction                           (I.R.S. Employer
       of incorporation)                                Identification No.)

            SUITE 225N
      16800 GREENSPOINT PARK
           HOUSTON, TEXAS                                  77060
-------------------------------------------       ---------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code)     (281) 873-4111
                                                     ------------------------


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

                16,026,741 SHARES OF COMMON STOCK AT MAY 1, 1998.

                                      INDEX


                                                                             Page No.
                                                                             --------
PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 1998
                and December 31, 1997  ...................................        3

               Condensed Consolidated Statements of Income for the
                Three Months ended March 31, 1998 and 1997 ...............        4

               Condensed Consolidated Statements of Cash Flows for the
                Three Months ended March 31, 1998 and 1997................        5

               Notes to Condensed Consolidated Financial Statements.......        6

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................       10


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..........................................       15

Item 2.        Changes in Securities......................................       15

Item 6.        Exhibits and Reports on Form 8-K...........................       16

Signatures     ...........................................................       17


PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI ENERGY CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    March 31,           December 31,
                                                      1998                   1997
                                                -------------          -------------
                                                            (In thousands)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................$       43,913         $      58,347
    Accounts receivable, net ...................        30,813                35,589
    Materials and supplies......................         1,517                 1,363
    Prepaid expenses............................         1,282                   749
                                                --------------         -------------
                                                        77,525                96,048
PROPERTY AND EQUIPMENT:
    Land........................................         1,149                 1,149
    Buildings and improvements..................         2,819                 2,819
    Machinery and equipment.....................       123,400               116,357
    Oil and gas working interests...............         1,893                 1,893
    Construction in process.....................         8,261                 4,305
                                                --------------         -------------
                                                       137,522               126,523
    Less accumulated depreciation and
        amortization............................        34,779                31,508
                                                --------------         -------------
                                                       102,743                95,015

GOODWILL, less accumulated amortization of
    $960 in 1998 and $652 in 1997...............        17,450                17,758
OTHER ASSETS....................................           166                   166
                                                --------------         -------------

                                                $      197,884        $      208,987
                                                ==============        ==============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt...........$           33         $          50
    Accounts payable............................        11,895                14,087
    Accrued payroll costs.......................         3,615                 5,048
    Accrued income taxes........................         1,552                 3,375
    Other accrued expenses......................         2,558                 3,036
                                                --------------         -------------
                                                        19,653                25,596

LONG-TERM DEBT, less current portion ...........        23,575                23,458
DEFERRED INCOME TAXES...........................        14,846                15,256
OTHER LONG-TERM LIABILITIES.....................           348                   356

COMMITMENTS AND CONTINGENCIES

REDEEMABLE STOCK, Common Stock, $.001 par
    value, none outstanding in 1998 and 309,374
    issued and outstanding in 1997..............            --                 6,701

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 5,000,000
       shares authorized, none issued and
       outstanding in 1998 and 1997.............            --                    --
    Common Stock, $.001 par value, 50,000,000
      shares authorized, 16,456,115 issued and
      16,026,741 outstanding in 1998, 16,146,74
      issued and outstanding in 1997............            16                    16
    Additional capital..........................       126,909               120,208
    Retained earnings...........................        20,988                17,441
    Restricted stock plan unearned
      compensation..............................           (34)                  (45)
    Treasury stock, 429,374 shares in 1998,
      at cost...................................        (8,417)                   --
                                                 -------------          ------------
                                                       139,462               137,620
                                                 -------------          ------------

                                                 $     197,884          $    208,987
                                                 =============          ============

                                UTI ENERGY CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      Three Months
                                                     Ended March 31,
                                             --------------------------------
                                                1998                 1997
                                             ----------           -----------
                                               (In thousands, except share
                                                  and per share amounts)
REVENUES:
    Oilfield service.......................  $   48,265           $    34,295
    Other..................................          52                    73
                                             ----------           -----------
                                                 48,317                34,368
COSTS AND EXPENSES:
    Cost of sales
         Oilfield service..................      34,928                27,329
         Other.............................          25                    33
    Selling, general and administrative....       3,594                 2,334
    Depreciation and amortization..........       3,801                 1,545
                                             ----------            ----------
                                                 42,348                31,241
                                             ----------            ----------

OPERATING INCOME...........................       5,969                 3,127

OTHER INCOME (EXPENSE):
    Interest expense.......................        (879)                 (479)
    Interest income........................         647                     2
    Other, net.............................         103                   225
                                             ----------           -----------
                                                   (129)                 (252)
                                             ----------           -----------

INCOME BEFORE INCOME TAXES.................       5,840                 2,875

INCOME TAXES...............................       2,293                 1,031
                                             ----------           -----------

NET INCOME.................................  $    3,547           $     1,844
                                             ==========           ===========

EARNINGS PER COMMON SHARE:
    Basic..................................  $     0.22           $      0.16
                                             ==========           ===========

    Diluted................................  $     0.21           $      0.14
                                             ==========           ===========


AVERAGE COMMON SHARES OUTSTANDING:
    Basic.................................. 16,150,546             11,296,194
    Diluted................................ 17,256,436             13,238,066


See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months
                                                         Ended March 31,
                                                      ---------------------
                                                         1998       1997
                                                      ----------  ---------
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................ $    3,547  $   1,844
  Adjustments to reconcile net income
    to net cash provided
     by operating activities:
      Depreciation and amortization..................      3,801      1,545
      Deferred income taxes..........................        240         --
      Amortization of debt discount..................        119         46
      Stock compensation expense.....................         11         12
      Gain on disposal of fixed assets...............        (54)      (190)
      Changes in operating assets and liabilities
         Accounts receivable and prepaids............      4,243     (1,339)
         Materials and supplies......................       (154)      (100)
         Accounts payable, accrued
          expenses and accrued
           payroll costs.............................     (5,926)     1,795
         Other.......................................       (661)      (759)
                                                      ----------  ---------
             Net cash provided
              by operating activities................      5,166      2,854

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................    (11,352)    (1,723)
  Acquisition of business............................         --     (8,100)
  Proceeds from sale of property and equipment.......        188        396
                                                      ----------  ---------
             Net cash used by
              investing activities...................    (11,164)    (9,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...........         --      8,100
  Repayments of long-term debt.......................        (19)    (1,290)
  Redemption of stock and purchase
   of treasury stock.................................     (8,417)        --
                                                      ----------  ---------
         Net cash (used) provided
          by financing activities....................     (8,436)     6,810
                                                      ----------  ---------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS................................    (14,434)       237

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD..............................     58,347        570
                                                      ----------  ---------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD..................                   $   43,913  $     807
                                                      ==========  =========


See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998



1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements at March 31, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results for the entire year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Total comprehensive income is the same as net income for the periods presented.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131, which is effective for fiscal years beginning after December 15, 1997, established revised guidelines for determining an entity's operating segments, as well as the type and level of financial information to be disclosed. The Company has not applied SFAS 131 to the 1998 interim financial statements as this information is not required in the initial year of application.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reclassifications

         Certain items in the prior period's financial statements have been reclassified to conform with the presentation in the current period.


3.       ACQUISITIONS

         On January 27, 1997, the Company acquired the contract drilling assets of Quarles Drilling Corporation ("Quarles") for $16.2 million, consisting of $8.1 million cash and 733,779 shares of Common Stock (after adjustment pursuant to the purchase agreement). The acquired assets consisted of nine land drilling rigs, various equipment, rig components and other equipment used in Quarles' contract drilling business. The acquisition was accounted for using the purchase method, and Quarles' operating results since January 27, 1997, have been consolidated with the operating results of the Company. No goodwill was recorded as the estimated fair market value of the assets acquired exceeded the purchase price.

         On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd. ("Southland") for approximately $27.1 million cash and a five-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $16 per share. The acquired assets consisted of nine drilling rigs, various equipment, components and other equipment used in Southland's contract drilling business. The acquisition was accounted for using the purchase method, and Southland's operating results since April 11, 1997, have been consolidated with the operating results of the Company. Goodwill of $9.9 million was recorded related to this acquisition, which is being amortized over a period of 15 years.

         On September 11, 1997, the Company acquired all of the capital stock of J.S.M. & Associates, Inc. ("JSM") for 618,748 shares of Common Stock and $2.6 million in cash. In January 1998, the former shareholders of JSM exercised their right to redeem one half of the shares issued by the Company (309,374 shares) for $21.66 per share. This redemption was accounted for as a treasury stock transaction. Prior to this date, JSM was an independent contract land driller in the Permian Basin. JSM's assets at the time of acquisition included seven land drilling rigs, an office and warehouse in Odessa, Texas and approximately $1.0 million in net working capital. The acquisition was accounted for using the purchase method of accounting, and JSM's operating results since September 11, 1997, have been consolidated with the operating results of the Company. Goodwill of $8.5 million was recorded related to this acquisition, which is being amortized over a period of 15 years.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998



4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          March 31,
                                              --------------------------------
                                                   1998              1997
                                              --------------    --------------
  Numerator:
      Net income............................  $        3,547    $        1,844
                                              ==============    ==============

  Denominator:
      Denominator for basic earning per
        share - weighted-average shares.....      16,150,546        11,296,194
      Effect of dilutive securities:
        Stock options.......................         967,480         1,211,860
        Warrants............................         138,410           632,092
        Other...............................               0            97,920
                                              --------------    --------------
      Dilutive potential common shares......       1,105,890         1,941,872
                                              --------------    --------------

  Denominator for diluted earnings per
      share-adjusted weighted-average
      shares and assumed conversions........      17,256,436        13,238,066
                                               =============    ==============

  Basic earnings per share..................  $         0.22    $         0.16
                                              ==============    ==============

  Diluted earnings per share................  $         0.21    $         0.14
                                              ==============    ==============


5.       CONTINGENCIES

         The Company is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance or these matters will not have a material adverse effect on the Company's financial position.

         The Company is partially self-insured for employee health insurance claims and for workers' compensation. The Company incurs a maximum of $100,000 per employee under medical claims and a maximum of $250,000 per event for workers' compensation claims. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998



6.       SUBSEQUENT EVENT

         On April 9, 1998, the Company effected the acquisition of Peterson Drilling Company, ("PDC"), for a total purchase price of $20.4 million. PDC's assets include eight drilling rigs, as well as related drilling equipment, office facilities in Midland, Texas, and approximately $3.3 million in cash. The Company intends to continue to operate the business of PDC and integrate PDC's operations with the Company's existing contract drilling operations. The acquisition will be accounted for under the purchase method.

         Pursuant to the terms of the Merger Agreement, the purchase price was paid in cash utilizing funds that the Company had on hand following the Company's public offering in October 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       UTI Energy Corp. is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of New Mexico, Oklahoma, Texas and the Gulf Coast. The Company's current rig fleet consists of 97 land drilling rigs that are well suited to the requirements of its markets. The Company's contract drilling services are performed through various regional drilling units and are marketed under the names Triad, FWA, Southland, Cougar, JSM, Peterson and IPSCO. The Company also provides drilling and pressure pumping services in the Appalachian Basin.

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

       Since November 1995, the Company has acquired 74 rigs in six transactions. (i) FWA Drilling Company, Inc. was acquired in November 1995 for $12.9 million net cash; (ii) Viersen & Cochran Drilling Company was acquired in August 1996 for approximately $6.0 million cash, a two-year $8.0 million note and warrants to purchase 600,000 shares of Common Stock at $5 per share; (iii) the contract drilling assets of Quarles Drilling Corporation ("Quarles") was acquired in January 1997 for $8.1 million cash and 733,779 shares of Common Stock having a value at the time of $8.1 million; (iv) the contract drilling business of Southland Drilling Company, Ltd. ("Southland") was acquired in April 1997, for $27.1 million in cash and warrants to purchase 300,000 shares of Common Stock at $16 per share; (v) J.S.M. & Associates, Inc. ("JSM") was acquired in September 1997, for 618,748 shares of Common Stock (of which 309,374 shares have been redeemed for $6.7 million) and approximately $2.6 million in cash; and (vi) Peterson Drilling Company was acquired on April 9, 1998 for $17.1 million net cash. These acquisitions have resulted in the Company realizing substantial growth in its revenues and earnings.

       Market conditions in the United States land drilling markets during the three months ended March 31, 1998 were improved over the conditions that prevailed in the corresponding period of 1997. Contract drilling revenue per day for the quarter ended March 31, 1998 was approximately $8,200 compared to $7,000 for the same period of 1997. Since December 1997, however, the worldwide price of oil has declined and prices for natural gas have weakened slightly. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have declined, some exploration and production companies, including some of the Company's customers, have announced reductions in previously disclosed spending budgets. Such reductions have reduced the demand for drilling services and increased competitive pressures, leading to lower contract rates. Each of the Company's operating regions have been affected by the above mentioned factors. The Permian Basin region is more sensitive to changes in oil prices than any other of the Company's operating regions.

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

       The following table presents certain results of operations data for the Company and the average United States land rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

                                                             Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------     ---------
Operating Data:

  Average U.S. land rig count (1).................         787           727
  Number of owned rigs at end of period...........          89            74
  Average number of rigs owned during period......          89            71

Contract drilling:
  Operating days(2)...............................       5,272         4,225
  Utilization rates(3)............................          66%           64%

Pressure pumping:
  Cement jobs     ................................         508           600
  Stimulation jobs................................         209           202

Financial data: (in thousands)
Revenues..........................................  $   48,317     $  34,368
Gross profit......................................  $   13,364     $   7,006
Gross profit margin...............................        27.7%         20.4%
Operating income..................................  $    5,969     $   3,127


----------------------
(1) Baker Hughes, Inc. is an international oilfield service and equipment company which for more than twenty years has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2) An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, included stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Revenue increased 40.6% to $48.3 million for the three months ended March 31, 1998 from $34.4 million for the corresponding period of 1997 primarily due to the growth in the Company's rig fleet and improved contract rates. The Company's rig fleet was employed for 5,272 days for the three months ended March 31, 1998 as compared to 4,225 days in the same period of 1997, and the Company completed 717 pressure pumping jobs for the three months ended March 31, 1998 as compared to 802 jobs for the three months ended March 31, 1997. Although the number of pressure pumping jobs decreased from the same period in 1997, revenues were similar due to increased revenue per job and a shift to higher revenue jobs.

         Gross profit increased 90.8% to $13.4 million in the first quarter of 1998 compared to $7.0 million for the same quarter in 1997. Contract drilling gross profit as a percentage of revenue was 26.2% for the first quarter ended March 31, 1998 compared to 17.8% for the first quarter ended March 31, 1997, reflecting increased dayrates and more efficient operations. Pressure pumping gross profit as a percentage of revenue was 40.9% in the first quarter of 1998 and 35.4% in the first quarter of 1997.

         Depreciation and amortization expense increased $2.3 million during the three months ended March 31, 1998 compared to the three months ended March 31, 1997, primarily due to the acquisitions of Quarles, Southland and JSM.

         Selling, general and administrative expenses increased $1.3 million during the three months ended March 31, 1998 compared to three months ended March 31, 1997 primarily due to the acquisitions of Quarles, Southland and JSM.

         Interest expense increased $.4 million during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily due to interest on the Company's 12% subordinated notes due 2001 (the "Subordinated Notes") issued in connection with the Southland acquisition and the related refinancing of the Company's credit facility. Average debt outstanding was $23.9 million during the quarter ended March 31, 1998 compared to $23.0 million for the quarter ended March 31, 1997, the effective interest rate for the quarter ended March 31, 1998 was 14.7% compared to 8.3% for the quarter ended March 31, 1997.

         Interest income increased $.6 million during the three months ended March 31, 1998 compared to the three months ended March 31, 1997, primarily due to the investment of the net proceeds to the Company from its secondary offering of Common Stock in October 1997. The excess funds were invested in short-term, interest-bearing securities and are being utilized by the Company for general corporate purposes, including the expansion of the Company's business through selective acquisitions of businesses and assets.

         Income taxes increased $1.3 million during the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, primarily due to higher taxable income in 1998. The Company's effective tax rate for the quarter ended March 31, 1998 was 39.3% and 35.9% for the quarter ended March 31, 1997, with the increase primarily attributable to nondeductible goodwill amortization in 1998 relating to the acquisitions of Southland and JSM.


LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         Working capital at March 31, 1997 was $57.9 million compared to $70.5 million at December 31, 1997. The Company's primary cash needs historically have been to fund working capital requirements, to make capital expenditures, to replace and expand its drilling rig fleet, to fund acquisitions and most recently to fund its $10.0 million stock repurchase program established in February 1998. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's Amended and Restated Loan and Security Agreement dated December 5, 1995 with Mellon Bank, N.A. as amended (the "Working Capital Line"). To date, acquisitions have been funded with available cash, borrowings and issuances of Common Stock and warrants to purchase Common Stock.

         On October 1997, the Company sold in a public offering 1,792,600 shares of Common Stock. Shares of Common Stock held by various shareholders of the Company were also sold in this offering, including 1,707,000 shares of Common Stock that were subject to outstanding warrants and options. The net proceeds to the Company from this offering were approximately $80.0 million, including approximately $13.0 million from the exercise of warrants and options to purchase shares of Common Stock that were sold in the offering. The Company utilized approximately $27.9 million of the net proceeds to repay all of its outstanding debt other than the Subordinated Notes. The Company intends to utilize these available cash resources, together with its cash flow from operations, to continue its acquisition and growth strategy and to continue to fund a stock repurchase program of up to $10.0 million.

         Net cash provided by continuing operations was $5.2 million and $2.9 million, for the three months ended March 31, 1998 and 1997, respectively. Such funds were utilized primarily to fund capital expenditures. Capital expenditures, excluding acquisitions, for the quarter ended March 31, 1998 and 1997, were $11.4 million and $1.7 million, respectively.

         Long Term Debt Facilities

         Working Capital Line. The Working Capital Line provides for borrowings up to $12.4 million, subject to collateral requirements. The facility is secured by a pledge of the Company's accounts receivable and inventory and includes financial covenants covering tangible net worth, interest coverage and debt service coverage. Advances under the line are limited by levels of accounts receivable and inventory. Interest under the facility is calculated at the lower of the prime rate or such other rate options available at the time of borrowing, depending upon the Company's financial performance. The facility expires on June 30, 1998. At March 31, 1998, the Company had $12.0 million available for borrowings under this facility. The Company currently is in discussion with its bank regarding a new line of credit or an amendment to the Working Capital Line to increase the Company's availability thereunder. The timing of any new line of credit or amendment will be dependent upon numerous factors, including the Company's need for additional financing.

         Subordinated Notes. On April 11, 1997, the Company issued $25.0 million principal amount of Subordinated Notes. The Subordinated Notes were issued at a 2% discount along with seven-year warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share, of which warrants to purchase 720,000 shares of Common Stock issued in connection therewith were exercised in connection with the Company's October 1997 public offering. The Subordinated Notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness unless certain pro forma financial coverage ratios are met and restrictions on dividends, distributions and other restricted payments.

         Peterson

         On April 9, 1998, the Company effected the acquisition of Peterson Drilling Company, ("PDC"), for a total purchase price of $20.4 million. PDC's assets include eight drilling rigs, as well as related drilling equipment, office facilities in Midland, Texas, and approximately $3.3 million in cash. The Company intends to continue to operate the business of PDC and integrate PDC's operations with the Company's existing contract drilling operations. The acquisition will be accounted for under the purchase method of accounting.

         In connection with the Company's acquisition of PDC, the Company retained Ray Peterson, President of PDC, and Leroy Peterson, Vice President of PDC, as employees to the Company.

         Pursuant to the terms of the Merger Agreement, the purchase price was paid in cash utilizing funds that the Company had on hand following the Company's public offering in October 1997.

         Stock Repurchase Program

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of March 31, 1998, the Company had utilized $1.7 million to repurchase 120,000 shares of Common Stock at an average purchase price of $14.20 per share.

         Future Acquisitions

         Management believes its internally generated cash, availability under the Working Capital Line, and cash balances on hand will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months. The Company is continuing to review potential acquisitions of rigs and rig contractors. Although there can be no assurance that such acquisitions will be completed or as to the term thereof, such acquisitions would further expand the Company's rig fleet and operations. Acquisitions are expected to be funded with available cash, borrowings under the Working Capital Line and depending on the number and size of any acquisitions consummated by the Company, the Company may be required to obtain additional capital through public or private offerings of debt or equity securities.

         Year 2000

         As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. Many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., "97" is stored on the system and represents the year 1997). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant.


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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance or these matters will not have a material adverse effect on the Company's financial position.

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


ITEM 2.  CHANGES IN SECURITIES

         Under the terms of the JSM acquisition agreement, the Company granted to the prior shareholders of JSM demand and piggyback registration rights exercisable beginning December 10, 1997. The Company also agreed to provide the prior JSM shareholders with the right, exercisable for a period of 30 days beginning December 10, 1997, to require the Company to purchase one-half of the shares of Common Stock issued in the transaction at $21.66 per share. In January 1998, the former shareholders of JSM exercised this right and the Company repurchased the shares subject to this right for $6.7 million which has been accounted for as a treasury stock transaction.

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of March 31, 1998, the Company had utilized $1.7 million to repurchase 120,000 shares of Common Stock at an average price of $14.20 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

     EXHIBIT
     NUMBER                          TITLE OR DESCRIPTION
--------------------------------------------------------------------------------

     *  2.1  -   Agreement and Plan of Merger dated April 9, 1998 (the
                 "Merger Agreement"), between UTI Energy Corp., PDC Acquisition
                 Company, Peterson Drilling Company ("PDC") and the shareholders of PDC signatory thereto (incorporated by reference from the Company's Current Report on Form 8-K dated April 21, 1998).
                 Pursuant to Item 601 (b)(2) of Regulation S-K, schedules and similar attachments to the Merger Agreement have not been filed with this exhibit. The Disclosure Schedule contains information relating to the representations and warranties contained in Article IV of the Merger Agreement. The Company agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission upon request.

       27.1  -   Financial Data Schedule.

       27.2  -   Restated Financial Data Schedule.

       *Previously filed with the Company's Current Report on Form 8-K dated
        April 9, 1998.

   (b) Reports on 8-K

       None filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                           UTI ENERGY CORP.
                           (REGISTRANT)



Date: May 14, 1998         /s/ P. Blake Dupuis
                           ----------------------------------------------------
                           P. Blake Dupuis
                           Vice President, Chief Financial Officer and
                            Chief Accounting Officer


                           Signed on behalf of the registrant and as principal financial officer

                                  EXHIBIT INDEX


Exhibit
Number              Description
------              -----------

 27.1               Financial Data Schedule

 27.2               Restated Financial Data Schedule