Form 10-Q
period 1998-06-30
UTI ENERGY CORP
filed 1998-08-14
CIK 912899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X]      Quarterly report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or
            Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934
[ ]                     For the transition period from         to         .
                                                      --------   --------

Commission File Number 1-12542

                                UTI ENERGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                          23-2037823
-------------------------------------------              -------------------------------------
(State or other jurisdiction of incorporation)           (I.R.S. Employer Identification No.)

                  SUITE 225N
            16800 GREENSPOINT PARK
                HOUSTON, TEXAS                                           77060
-------------------------------------------              -------------------------------------
   (Address of principal executive offices)                           (Zip Code)



(Registrant's telephone number, including area code)                 (281) 873-4111
                                                         -------------------------------------



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

              16,093,221 SHARES OF COMMON STOCK AT AUGUST 1, 1998.

                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 1998
             and December 31, 1997  ...........................................        3

            Condensed Consolidated Statements of Income for the
             Three and Six Months ended June 30, 1998 and 1997 ................        4

            Condensed Consolidated Statements of Cash Flows for
             the Six Months ended June 30, 1998 and 1997.......................        5

            Notes to Condensed Consolidated Financial Statements...............        6

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................       10


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..................................................       15

Item 2.     Changes in Securities..............................................       16

Item 4.     Submission of Matters to a Vote of Security Holders................       16

Item 6.     Exhibits and Reports on Form 8-K...................................       16

            Signatures.........................................................       18


PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI ENERGY CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                          June 30,        December 31,
                                                                                            1998              1997
                                                                                         ---------        -----------
                                                                                               (In thousands)
                                     ASSETS
  CURRENT ASSETS:
      Cash and cash equivalents ....................................................     $   7,802         $  58,347
      Accounts receivable, net .....................................................        32,340            35,589
      Materials and supplies .......................................................         1,484             1,363
      Prepaid expenses .............................................................         1,541               749
                                                                                         ---------         ---------
                                                                                            43,167            96,048
  PROPERTY AND EQUIPMENT:
      Land .........................................................................         1,149             1,149
      Buildings and improvements ...................................................         2,880             2,819
      Machinery and equipment ......................................................       171,014           116,357
      Oil and gas working interests ................................................         1,893             1,893
      Construction in process ......................................................         7,501             4,305
                                                                                         ---------         ---------
                                                                                           184,437           126,523
      Less accumulated depreciation and amortization ...............................        38,191            31,508
                                                                                         ---------         ---------
                                                                                           146,246            95,015

  GOODWILL, less accumulated amortization of $1,321 in 1998 and $652 in 1997 .......        21,556            17,758
  OTHER ASSETS .....................................................................         1,715               166
                                                                                         ---------         ---------

                                                                                         $ 212,684         $ 208,987
                                                                                         =========         =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
      Current portion of long-term debt ............................................     $      20         $      50
      Accounts payable .............................................................        14,840            14,087
      Accrued payroll costs ........................................................         3,714             5,048
      Accrued income taxes .........................................................           889             3,375
      Other accrued expenses .......................................................         4,349             3,036
                                                                                         ---------         ---------
                                                                                            23,812            25,596

  LONG-TERM DEBT, less current portion .............................................        23,693            23,458
  DEFERRED INCOME TAXES ............................................................        22,341            15,256
  OTHER LONG-TERM LIABILITIES ......................................................           348               356

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE STOCK, Common Stock, $.001 par value, none
      outstanding in 1998 and 309,374 issued and outstanding in 1997 ...............            --             6,701

  SHAREHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 5,000,000 shares authorized,
         none issued and outstanding in 1998 and 1997 ..............................            --                --
      Common Stock, $.001 par value, 50,000,000 shares authorized,
        16,515,095 issued and 16,055,721 outstanding in 1998, 16,146,741
        issued and outstanding in 1997 .............................................            17                16
      Additional capital ...........................................................       127,398           120,208
      Retained earnings ............................................................        24,090            17,441
      Restricted stock plan unearned compensation ..................................           (23)              (45)
      Treasury stock, 459,374 shares in 1998, at cost ..............................        (8,992)               --
                                                                                         ---------         ---------
                                                                                           142,490           137,620
                                                                                         ---------         ---------

                                                                                         $ 212,684         $ 208,987
                                                                                         =========         =========



See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   THREE MONTHS                         SIX MONTHS
                                                                  ENDED JUNE 30,                       ENDED JUNE 30,
                                                         -------------------------------       -------------------------------
                                                             1998               1997               1998               1997
                                                         ------------       ------------       ------------       ------------
                                                                      (In thousands, except share and per share amounts)

 REVENUES:
     Oilfield service .............................      $     48,354       $     42,139       $     96,619       $     76,434
     Other ........................................                49                301                101                374
                                                         ------------       ------------       ------------       ------------
                                                               48,403             42,440             96,720             76,808

 COSTS AND EXPENSES:
     Cost of sales
          Oilfield service ........................            34,980             33,056             69,908             60,385
          Other ...................................                32                 44                 57                 77
     Selling, general and administrative ..........             3,390              2,840              6,984              5,174
     Depreciation and amortization ................             4,553              2,475              8,354              4,020
                                                         ------------       ------------       ------------       ------------
                                                               42,955             38,415             85,303             69,656
                                                         ------------       ------------       ------------       ------------

 OPERATING INCOME .................................             5,448              4,025             11,417              7,152

 OTHER INCOME (EXPENSE):
     Interest expense .............................              (878)            (1,275)            (1,757)            (1,754)
     Interest income ..............................               312                  4                959                  6
     Other, net ...................................               326                 23                429                248
                                                         ------------       ------------       ------------       ------------
                                                                 (240)            (1,248)              (369)            (1,500)
                                                         ------------       ------------       ------------       ------------

 INCOME BEFORE INCOME TAXES .......................             5,208              2,777             11,048              5,652

 INCOME TAXES .....................................             2,106              1,000              4,399              2,031
                                                         ------------       ------------       ------------       ------------

 NET INCOME .......................................      $      3,102       $      1,777       $      6,649       $      3,621
                                                         ============       ============       ============       ============

 EARNINGS PER COMMON SHARE:
     Basic ........................................      $       0.19       $       0.15       $       0.41       $       0.31
                                                         ============       ============       ============       ============

     Diluted ......................................      $       0.18       $       0.13       $       0.39       $       0.27
                                                         ============       ============       ============       ============

 AVERAGE COMMON SHARES OUTSTANDING:
     Basic ........................................        16,043,225         12,110,187         16,096,885         11,703,191
     Diluted ......................................        17,178,884         13,696,059         17,217,660         13,467,063


See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Six Months
                                                                                          Ended June 30,
                                                                                        1998           1997
                                                                                      --------       --------
                                                                                             (In thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................................      $  6,649       $  3,621
     Adjustments to reconcile net income
       to net cash provided by operating activities:
        Depreciation and amortization ..........................................         8,354          4,020
        Deferred income taxes ..................................................           271             --
        Amortization of debt discount ..........................................           238            115
        Stock compensation expense .............................................            22             25
        Gain on disposal of fixed assets .......................................          (293)          (290)
        Changes in operating assets and liabilities, net of effect of businesses acquired:
          Accounts receivable and prepaids .....................................         5,440         (9,561)
          Materials and supplies ...............................................          (121)          (235)
          Accounts payable, accrued expenses and accrued
            payroll costs ......................................................        (2,210)         5,909
          Other, net ...........................................................        (3,338)           (31)
                                                                                      --------       --------
            Net cash provided by operating activities ..........................        15,012          3,573

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ......................................................       (26,454)        (6,767)
     Acquisition of businesses, net of cash ....................................       (30,756)       (35,247)
     Proceeds from sale of property and equipment ..............................           531            617
                                                                                      --------       --------
            Net cash used by investing activities ..............................       (56,679)       (41,397)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt ..................................            --         57,190
     Proceeds from exercise of options .........................................           147             --
     Repayments of long-term debt ..............................................           (33)       (20,324)
     Redemption of stock and purchase of treasury stock ........................        (8,992)           437
                                                                                      --------       --------
            Net cash (used) provided by financing activities ...................        (8,878)        37,303
                                                                                      --------       --------

 NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................................................       (50,545)          (521)

 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD ...................................................................        58,347            570
                                                                                      --------       --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................      $  7,802       $     49
                                                                                      ========       ========


See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998



1.  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements at June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    New Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

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


3.  ACQUISITIONS

    On January 27, 1997, the Company acquired the land drilling assets of Quarles Drilling Corporation ("Quarles") for $16.2 million, consisting of $8.1 million cash and 733,779 shares of Common Stock (after adjustment pursuant to the purchase agreement). The acquired assets consisted of nine land drilling rigs, rig components and equipment used in Quarles' contract drilling business. The acquisition was accounted for using the purchase method of accounting, and Quarles' operating results since January 27, 1997 have been consolidated with the operating results of the Company. No goodwill was recorded as the estimated fair market value of the assets acquired exceeded the purchase price.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998



3.  ACQUISITIONS (CONTINUED)

    On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd. ("Southland") for approximately $27.1 million cash and a five-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $16 per share. The acquired assets consisted of eight land drilling rigs, rig components and other equipment used in Southland's contract drilling business. The acquisition was accounted for using the purchase method of accounting, and Southland's operating results since April 11, 1997 have been consolidated with the operating results of the Company. Goodwill of $10.1 million was recorded related to this acquisition and is being amortized over a period of 15 years.

    On September 11, 1997, the Company acquired all of the capital stock of J.S.M. & Associates, Inc. ("JSM") for 618,748 shares of Common Stock and approximately $2.6 million in cash. In January 1998, the former shareholders of JSM exercised their right to redeem one half of the shares issued by the Company (309,374 shares) for $21.66 per share. This redemption was accounted for as a treasury stock transaction. Prior to the acquisition of JSM by the Company, JSM was an independent contract land driller in the Permian Basin. JSM's assets at the time of acquisition included seven land drilling rigs, an office and warehouse in Odessa, Texas and approximately $1.0 million in net working capital. The acquisition was accounted for using the purchase method of accounting, and JSM's operating results since September 11, 1997 have been consolidated with the operating results of the Company. Goodwill of $9.1 million was recorded related to this acquisition and is being amortized over a period of 15 years. The amortization of this goodwill is nondeductible for tax purposes.

    On April 9, 1998, the Company acquired all of the capital stock of Peterson Drilling Company ("Peterson") for $20.4 million in cash. Peterson's assets included eight land drilling rigs, related drilling equipment and $4.0 million in net working capital. The acquisition was accounted for using the purchase method of accounting, and Peterson's operating results since April 9, 1998 have been consolidated with the operating results of the Company. Goodwill of $3.6 million was recorded related to this acquisition and is being amortized over a period of 15 years. The amortization of this goodwill is nondeductible for tax purposes.

    On June 24, 1998, the Company acquired the land drilling assets of LaMunyon Drilling Corporation ("LaMunyon") for $12.2 million in cash. The acquired assets consisted of five land drilling rigs, related spare parts, office equipment and rolling stock. The acquisition was accounted for using the purchase method of accounting, and LaMunyon's operating results since June 24, 1998 have been consolidated with the operating results of the Company. No goodwill was recorded as the estimated fair market value of the assets acquired exceeded the purchase price.

    The following pro forma operating results reflect the inclusion of Peterson as if the acquisition occurred on January 1, 1997 (such pro forma operating results, however, exclude the operations of the LaMunyon assets prior to June 24, 1998):


                                                Six Months Ended
                                                   June 30,
                                     --------------------------------------

                                           1998                  1997
                                     ----------------      ----------------

 Revenue ......................      $        102,869      $         86,403
                                     ================      ================

 Net income ...................      $          7,307      $          3,640
                                     ================      ================

 Earnings per share:
       -Basic .................      $           0.45      $           0.31
                                     ================      ================
       -Diluted ...............      $           0.42      $           0.27
                                     ================      ================

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998



4.   FINANCING AGREEMENTS

     The Company's revolving bank credit agreement was amended and restated on June 19, 1998 as the credit agreement was set to expire on June 30, 1998. The amended and restated credit agreement increased the borrowing limit from $12.4 million to $30.0 million and extended the term until June 30, 2000. Under the agreement, up to $4.0 million of the borrowing limit may be used for letters of credit. As of June 30, 1998, no amounts were borrowed under the agreement and $1.6 million of standby letters of credit were issued. The agreement includes certain financial covenants covering tangible net worth, debt service coverage, capital expenditures and leverage and quick ratios.


5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended                  Six Months Ended
                                                         June 30,                         June 30,
                                               ----------------------------      ----------------------------
                                                  1998             1997             1998             1997
                                               -----------      -----------      -----------      -----------

 Numerator:
     Net income .........................      $     3,102      $     1,777      $     6,649      $     3,621
                                               ===========      ===========      ===========      ===========

 Denominator:
     Denominator for basic earning per
       share - weighted-average shares ..       16,043,225       12,110,187       16,096,885       11,703,191

     Effect of dilutive securities:
       Stock options ....................          968,133        1,208,615          967,807        1,210,237
       Warrants .........................          167,526          377,257          152,968          504,675
       Other ............................               --               --               --           48,960
                                               -----------      -----------      -----------      -----------
     Dilutive potential common shares ...        1,135,659        1,585,872        1,120,775        1,763,872
                                               -----------      -----------      -----------      -----------

     Denominator for diluted earnings per
       share-adjusted weighted-average
       shares and assumed conversions ...       17,178,884       13,696,059       17,217,660       13,467,063
                                               ===========      ===========      ===========      ===========

 Basic earnings per share ...............      $      0.19      $      0.15      $      0.41      $      0.31
                                               ===========      ===========      ===========      ===========

 Diluted earnings per share .............      $      0.18      $      0.13      $      0.39      $      0.27
                                               ===========      ===========      ===========      ===========


6.   CONTINGENCIES

     The Company is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance or these matters will not have a material adverse effect on the Company's financial position.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998



6.   CONTINGENCIES (CONTINUED)

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


7.   SUBSEQUENT EVENT

     On July 31, 1998, the Company acquired all of the capital stock of Suits Enterprises, Inc. ("Suits") for approximately $2.4 million in cash, approximately $7.8 million in 7% four-year notes and five-year warrants to purchase 100,000 shares of Common Stock. Suits' assets included seven land drilling rigs plus assorted spare parts and drilling equipment and a fleet of rolling stock. The acquisition will be accounted for using the purchase method of accounting.

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

       The Company's current rig fleet consists of 109 land drilling rigs that are well suited to the requirements of its markets. The Company's contract drilling services are performed through various regional drilling units and are marketed under the names Cougar, FWA, IPSCO, JSM, LaMunyon, Peterson, Southland and Triad.

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

       Since November 1995, the Company has acquired 86 rigs in eight transactions: (i) FWA Drilling Company, Inc. was acquired in November 1995 for $14.0 million in cash; (ii) Viersen & Cochran Drilling Company was acquired in August 1996 for approximately $6.0 million cash, a two-year $8.0 million note and warrants to purchase 600,000 shares of Common Stock at $5 per share; (iii) the land drilling assets of Quarles Drilling Corporation ("Quarles") were acquired in January 1997 for $8.1 million cash and 733,779 shares of Common Stock having a fair market value at the time of acquisition of $8.1 million;
(iv) the land drilling operations of Southland Drilling Company, Ltd. ("Southland") was acquired in April 1997 for $27.1 million in cash and warrants to purchase 300,000 shares of Common Stock at $16 per share; (v) J.S.M. & Associates, Inc. ("JSM") was acquired in September 1997 for 618,748 shares of Common Stock (of which 309,374 shares have been redeemed for approximately $6.7 million) and approximately $2.6 million in cash; (vi) Peterson Drilling Company ("Peterson") was acquired on April 9, 1998 for $20.4 million in cash; (vii) the land drilling assets of LaMunyon Drilling Corporation ("LaMunyon") was acquired on June 24, 1998 for $12.2 million in cash; and (viii) Suits Enterprises, Inc. ("Suits") was acquired on July 31, 1998 for approximately $2.4 million in cash, approximately $7.8 million in 7% four-year notes and five-year warrants to purchase 100,000 shares of Common Stock. These acquisitions have resulted in the Company realizing substantial growth in its revenues and earnings.

       Contract drilling revenue per day for the quarter ended June 30, 1998 was approximately $8,000 compared to $7,300 for the same period of 1997. Contract drilling revenue per day for the six months ended June 30, 1998 was approximately $8,100 compared to $7,100 for the same period of 1997. Since December 1997, however, the worldwide price of oil has declined substantially and prices for natural gas have weakened slightly. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have declined, some exploration and production companies, including some of the Company's customers, have announced reductions in previously disclosed spending budgets. Such reductions have reduced the demand for drilling services and increased competitive pressures, leading to lower contract rates for the Company's contract drilling services than those received during the third and fourth quarters of 1997. In addition, contract rates for the Company's contract drilling services received during the second quarter of 1998 were lower than those received during the first quarter of 1998. The Company currently does not expect contract rates for its services to recover until commodity prices for oil and natural gas increase significantly, and any prolonged continuation of depressed oil and natural gas prices, or any further decline in oil and natural gas prices, could cause demand, and contract rates for the Company's contract drilling services, to decline further. Although all of the Company's operating regions have been affected by the above-mentioned factors, certain of the Company's operating regions, particularly the Permian Basin, that are more sensitive to changes in oil prices will be more significantly affected by current market conditions.

       Although conditions in the contract drilling industry have significantly declined over prior periods and further declines are possible, the Company intends to continue to pursue its strategy of making strategic and opportunistic acquisitions of additional rigs and equipment and other contract drilling contractors. Any such acquisitions will be funded by cash on hand, borrowings under the Company's existing credit facility, issuances of equity or debt securities, or a combination of thereof.

RESULTS OF OPERATIONS

       The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oilfield service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend.

       The following table presents certain results of operations data for the Company and the average United States land rig count as reported by Baker Hughes Incorporated (1) for the periods indicated:


                                                        Three Months               Six Months
                                                       Ended June 30,            Ended June 30,
                                                   ---------------------       ---------------------
                                                    1998          1997          1998           1997
                                                   -------       -------       -------       -------
 Operating data:
   Average U.S. land rig count (1) ..........          688           789           738           754
   Number of owned rigs at end of period ....          102            82           102            82
   Average number of rigs owned during
    period ..................................           97            81            93            76

 Contract drilling:
   Operating days(2) ........................        5,329         5,346        10,601         9,571
   Utilization rates(3) .....................           59%           72%           62%           69%

 Pressure pumping:
   Cement jobs ..............................          557           418         1,065         1,018
   Stimulation jobs .........................          242           175           451           377

 Financial data: (dollars in thousands)
   Revenues .................................      $48,403       $42,440       $96,720       $76,808
   Gross profit .............................      $13,391       $ 9,340       $26,755       $16,346
   Gross profit margin ......................         27.7%         22.0%         27.7%         21.3%
   Operating income .........................      $ 5,448       $ 4,025       $11,417       $ 7,152


---------------

(1) Baker Hughes, Incorporated is an international oilfield service and equipment company which for more than twenty years has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

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


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Revenue increased 14.2% to $48.4 million for the three months ended June 30, 1998 from $42.4 million for the corresponding period of 1997, primarily due to the growth in the Company's rig fleet and improved contract rates. The Company's rig fleet was employed for 5,329 days for the three months ended June 30, 1998 as compared to 5,346 days in the same period of 1997, and the Company completed 799 pressure pumping jobs for the three months ended June 30, 1998 as compared to 593 pressure pumping jobs for the three months ended June 30, 1997.

         Gross profit increased 44.1% to $13.4 million in the second quarter of 1998 compared to $9.3 million for the same quarter in 1997. Contract drilling gross profit as a percentage of revenue was 25.6% for the quarter ended June 30, 1998 compared to 21.4% for the quarter ended June 30, 1997, reflecting increased dayrates and more efficient operations. Pressure pumping gross profit as a percentage of revenue was 42.8% in the second quarter of 1998 and 29.5% in the second quarter of 1997.

         Depreciation and amortization expense increased $2.1 million during the three months ended June 30, 1998 compared to the three months ended June 30, 1997, primarily due to the additional assets acquired in connection with the acquisitions of Southland, JSM and Peterson.

         Selling, general and administrative expenses increased $.6 million during the three months ended June 30, 1998 compared to three months ended June 30, 1997, primarily due to the acquisitions of Southland, JSM and Peterson.

         Interest expense decreased $.4 million during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. This decrease was primarily due to a reduction in outstanding debt for the three months ended June 30, 1998 compared to the same period of 1997. Average debt outstanding was $23.6 million during the quarter ended June 30, 1998 compared to $44.9 million for the quarter ended June 30, 1997, and the effective interest rate for the quarter ended June 30, 1998 was 14.9% compared to 11.4% for the quarter ended June 30, 1997.

         Interest income increased $.3 million during the three months ended June 30, 1998 compared to the three months ended June 30, 1997, primarily due to the investment of the net proceeds to the Company from its secondary offering of Common Stock in October 1997. The excess funds were invested in short-term, interest-bearing securities and are being utilized by the Company for general corporate purposes, including the expansion of the Company's business through selective acquisitions of businesses and assets.

         Income taxes increased $1.1 million during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, primarily due to higher taxable income in 1998. The Company's effective tax rate for the quarter ended June 30, 1998 was 40.4% and 36.0% for the quarter ended June 30, 1997, with the increase primarily attributable to goodwill amortization associated with the acquisitions of JSM and Peterson that is nondeductible for tax purposes.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Revenue increased 25.9% to $96.7 million for the six months ended June 30, 1998 from $76.8 million for the corresponding period of 1997, primarily due to the growth in the Company's rig fleet and improved contract rates. The Company's rig fleet was employed for 10,601 days for the six months ended June 30, 1998 as compared to 9,571 days in the same period of 1997, and the Company completed 1,516 pressure pumping jobs for the six months ended June 30, 1998 as compared to 1,395 pressure pumping jobs for the six months ended June 30, 1997.

         Gross profit increased 64.4% to $26.8 million for the first six months of 1998 compared to $16.3 million for the same period in 1997. Contract drilling gross profit as a percentage of revenue was 25.9% for the six months ended June 30, 1998 compared to 19.9% for the six months ended June 30, 1997, reflecting increased dayrates and more efficient operations. Pressure pumping gross profit as a percentage of revenue was 41.9% for the first six months of 1998 and 33.0% for the same period of 1997.

         Depreciation and amortization expense increased $4.3 million during the six months ended June 30, 1998 compared to the six months ended June 30, 1997, primarily due to the additional assets acquired in connection with the acquisitions of Quarles, Southland, JSM and Peterson.

         Selling, general and administrative expenses increased $1.8 million during the six months ended June 30, 1998 compared to six months ended June 30, 1997, primarily due to the acquisitions of Quarles, Southland, JSM and Peterson. The Company also realized an increase in the provision for bad debts for the six months ended June 30, 1998 compared to the same period of 1997, primarily due to existing market conditions.

         Interest expense remained flat during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Average debt outstanding was $23.6 million during the six months ended June 30, 1998 compared to $33.8 million for the six months ended June 30, 1997, and the effective interest rate for the six months ended June 30, 1998 was 14.9% compared to 10.4% for the six months ended June 30, 1997.

         Interest income increased $1.0 million during the six months ended June 30, 1998 compared to the six months ended June 30, 1997, primarily due to the investment of the net proceeds to the Company from its secondary offering of Common Stock in October 1997. The excess funds were invested in short-term, interest-bearing securities and are being utilized by the Company for general corporate purposes, including the expansion of the Company's business through selective acquisitions of businesses and assets.

         Income taxes increased $2.4 million during the six months ended June 30, 1998 compared to the same period of 1997, primarily due to higher taxable income in 1998. The Company's effective tax rate for the six months ended June 30, 1998 was 39.8% and 35.9% for the six months ended June 30, 1997, with the increase primarily attributable to amortization of goodwill in 1998 relating to the acquisitions of JSM and Peterson that is nondeductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         Working capital at June 30, 1998 was $19.4 million compared to $70.5 million at December 31, 1997. The Company's primary cash needs historically have been to fund working capital requirements, to make capital expenditures, to replace and expand its drilling rig fleet, to fund acquisitions and to fund its $10.0 million stock repurchase program established in February 1998. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's working capital line.

         On October 1997, the Company sold in a public offering 1,792,600 shares of Common Stock. Shares of Common Stock held by various shareholders of the Company were also sold in this offering, including 1,707,000 shares of Common Stock that were subject to outstanding warrants and options. The net proceeds to the Company from this offering were approximately $80.0 million, including approximately $13.0 million from the exercise of warrants and options to purchase shares of Common Stock that were sold in the offering. The Company utilized approximately $27.9 million of the net proceeds to repay all of its outstanding debt other than the Subordinated Notes. The Company has utilized these available cash resources, together with its cash flow from operations, to continue its acquisition and growth strategy and to fund a stock repurchase program of up to $10.0 million in Common Stock.

         Net cash provided by continuing operations was $14.7 million and $3.6 million for the six months ended June 30, 1998 and 1997, respectively. Such funds were utilized primarily to fund capital expenditures. Capital expenditures, excluding acquisitions, for the six months ended June 30, 1998 and 1997 were $26.5 million and $6.8 million, respectively.

         Long Term Debt Facilities

         Working Capital Line. On June 19, 1998, the Company entered into a new Amended and Restated Loan and Security Agreement (the "Working Capital Line"), which provides for maximum borrowings of up to $30 million. Under the Working Capital Line, up to $4.0 million may be utilized for letters of credit. Borrowings under the Working Capital Line will bear interest at either the bank's prime rate or a LIBOR-based rate. Borrowings under the Working Capital Line mature on June 30, 2000 and are secured by all of the Company's accounts receivable and inventory (but excluding the Company's drilling rigs, drilling equipment or drill pipe). The Working Capital Line contains covenants and restrictions customary in financial instruments of this type, including covenants relating to the maintenance of financial ratios, changes in control of the Company and limits on capital expenditures. At June 30, 1998, the Company had $28.4 million available for borrowings under this facility.

         Subordinated Notes. On April 11, 1997, the Company issued $25.0 million principal amount of Subordinated Notes. The Subordinated Notes were issued at a 2% discount along with seven-year warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share, of which warrants to purchase 720,000 shares of Common Stock were exercised in connection with the Company's October 1997 public offering. The Subordinated Notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness (unless certain pro forma financial coverage ratios are met) and restrictions on dividends, distributions and other restricted payments.

         Peterson

         On April 9, 1998, the Company effected the acquisition of Peterson Drilling Company, for a total purchase price of $20.4 million in cash, which the Company funded from cash on hand following the Company's public offering in October 1997. Peterson's assets included eight land drilling rigs, as well as related drilling equipment, and approximately $4.0 million in net working capital. The acquisition has been accounted for under the purchase method of accounting.

         In connection with the Company's acquisition of Peterson, the Company retained Ray Peterson, President of Peterson, and Leroy Peterson, Vice President of Peterson, as employees to the Company.

         LaMunyon

         On June 24, 1998, the Company acquired the land drilling assets of LaMunyon Drilling Corporation for $12.2 million in cash, which the Company funded from cash on hand following the Company's public offering in October 1997. The acquired assets consisted of five land drilling rigs, related spare parts, office equipment and rolling stock. The acquisition has been accounted for using the purchase method of accounting.

         Suits

         On July 31, 1998, the Company acquired Suits Enterprises, Inc. approximately $2.4 million in cash, approximately $7.8 million in 7% four-year notes and five-year warrants of Common Stock. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share, and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. Included in the acquisition are Suits' seven land drilling rigs plus assorted spare parts and drilling equipment and a fleet of rolling stock. The Company intends to continue to operate the business of Suits and integrate Suits' operations with the Company's existing contract drilling operations. The acquisition will be accounted for using the purchase method of accounting.

         Stock Repurchase Program

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of June 30, 1998, the Company had utilized $2.3 million to repurchase 150,000 shares of Common Stock at an average purchase price of $15.17 per share.

         Future Acquisitions

         Management believes its internally generated cash, availability under the Working Capital Line and cash balances on hand will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months. The Company is continuing to review potential acquisitions of rigs and related assets and rig contractors, although there can be no assurance that such acquisitions will be completed or as to the terms thereof. Acquisitions are expected to be funded with available cash, borrowings under the Working Capital Line and, depending on the number and size of any acquisitions consummated by the Company, public or private offerings of debt or equity securities.

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


FORWARD-LOOKING STATEMENTS

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

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

         The Company is partially self-insured for employee health insurance claims and for workers' compensation. The Company incurs a maximum of $100,000 per employee under medical claims and a maximum of $250,000 per event for workers' compensation claims. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations. it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

         There can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable, and, further, there can be no assurance that insurance will continue to be available on terms as favorable as those for its existing arrangements. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.        CHANGES IN SECURITIES

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of June 30, 1998, the Company had utilized $2.3 million to repurchase 150,000 shares of Common Stock at an average purchase price of $15.17 per share.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 9, 1998, the following members were elected to the Board of Directors in the class specified:


                                       AFFIRMATIVE       NEGATIVE        VOTES
                                          VOTES            VOTES       WITHHELD
   Class I     Curtis W. Huff          13,738,795           -0-         48,867

               Terry H. Hunt           13,741,205           -0-         46,457

               Nadine C. Spears        13,741,005           -0-         46,657


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS


        EXHIBIT
        NUMBER                                                 TITLE OR DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
       *  2.1       -    Agreement and Plan of Merger dated April 9, 1998 (the "Merger Agreement"), between
                         UTI Energy Corp., PDC Acquisition Company, Peterson Drilling Company ("PDC") and the
                         shareholders of PDC signatory thereto (incorporated by reference from the Company's
                         Current Report on Form 8-K dated April 21, 1998).  Pursuant to Item 601(b)(2) of
                         Regulation S-K, schedules and similar attachments to the Merger Agreement have not been filed with this exhibit.  The Disclosure Schedule contains information relating to the representations and warranties contained in Article IV of the Merger Agreement.  The
                         Company agrees to furnish supplementally any omitted schedule to the Securities and
                         Exchange Commission upon request.

          2.2       -    Limited Liability Company Purchase Agreement dated June 24, 1998, between the
                         Company, Triad Drilling Company and LaMunyon Drilling Company ("LDC") and the
                         Shareholders of LDC.  Pursuant to rule 601(b)(2) of Regulation S-K, schedules, exhibits and similar attachments to such agreement have not been filed with this exhibit.  Such schedules contain information relating to the representations and warranties contained in this agreement.  The Company agrees to furnish supplementally any omitted schedule, exhibit or attachment to the Securities and Exchange Commission upon request.

          2.3       -    Agreement and Plan of Merger dated July 31, 1998, among the Company, Suits Acquisition
                         Corp., Suits Enterprises, Inc. ("Suits") and the shareholders of Suits.  Pursuant to rule
                         601(b)(2) of Regulation S-K, schedules, exhibits and similar attachments to such agreement have not been filed with this exhibit.  Such schedules contain information relating to the representations and warranties contained in this agreement.  The Company agrees to furnish supplementally any omitted schedule, exhibit or attachment to the Securities and Exchange
                         Commission upon request.

        EXHIBIT
        NUMBER                                                 TITLE OR DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
         4.1        -    Form of Warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit.

         4.2        -    Form of Warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit.

         4.3        -    Form of Note Payable in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit.

        10.1        -    Amended and Restated Loan and Security Agreement dated June 19, 1998, by and among
                         FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling
                         Company, Universal Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO,
                         Inc., Panther Drilling, Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and
                         Mellon Bank, N.A.

        10.2        -    Amended and Restated Note dated June 19, 1998, among FWA Drilling Company,
                         International Petroleum Service Company, Triad Drilling Company, Universal Well
                         Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling, Inc.,
                         J.S.M. & Associates, Inc., Peterson Drilling Company, Inc. and Mellon Bank, N.A.

        10.3        -    Amended and Restated Subordination Agreement dated June 19, 1998, among FWA Drilling
                         Company, International Petroleum Service Company, Triad Drilling Company, Universal
                         Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling,
                         Inc., J.S.M. & Associates, Inc., Peterson Drilling Company, Inc. and Mellon Bank, N.A.

        10.4        -    Amended and Restated Contribution Agreement dated June 19, 1998, among FWA Drilling
                         Company, International Petroleum Service Company, Triad Drilling Company, Universal
                         Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling,
                         Inc., J.S.M. & Associates, Inc., Peterson Drilling Company, Inc. and Mellon Bank, N.A.

         27.1       -    Financial Data Schedule.

         27.2       -    Restated Financial Data Schedule.

       *Previously filed with the Company's Current Report on Form 8-K dated April 9, 1998.

   (b) Reports on 8-K

       To report the acquisition of Peterson, pursuant to Item 2 of Form 8-K, the Company filed a Form 8-K with the Securities and Exchange Commission dated April 9, 1998. To report certain historical and pro forma financial information of Peterson and the Company, the Company filed a Form 8-K/A with the Securities and Exchange Commission on June 19, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                       UTI ENERGY CORP.
                                       (REGISTRANT)



Date: August 14, 1998                  /s/ JOHN E. VOLLMER
                                       ---------------------------------------
                                       John E. Vollmer
                                       Chief Financial Officer

                                       /s/ BRUCE SAUERS
                                       ---------------------------------------
                                       Bruce Sauers
                                       Vice President and Corporate Controller


                                       Signed on behalf of the registrant and
                                       as principal financial officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                                                 TITLE OR DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
       *  2.1       -    Agreement and Plan of Merger dated April 9, 1998 (the "Merger Agreement"), between
                         UTI Energy Corp., PDC Acquisition Company, Peterson Drilling Company ("PDC") and the
                         shareholders of PDC signatory thereto (incorporated by reference from the Company's
                         Current Report on Form 8-K dated April 21, 1998).  Pursuant to Item 601 (b)(2) of
                         Regulation S-K, schedules and similar attachments to the Merger Agreement have not been filed with this exhibit.  The Disclosure Schedule contains information relating to the representations and warranties contained in Article IV of the Merger Agreement.  The
                         Company agrees to furnish supplementally any omitted schedule to the Securities and
                         Exchange Commission upon request.

          2.2       -    Limited Liability Company Purchase Agreement dated June 24, 1998, between the
                         Company, Triad Drilling Company and LaMunyon Drilling Company ("LDC") and the
                         Shareholders of LDC.  Pursuant to rule 601(b)(2) of Regulation S-K, schedules, exhibits and similar attachments to such agreement have not been filed with this exhibit.  Such schedules contain information relating to the representations and warranties contained in this agreement.  The Company agrees to furnish supplementally any omitted schedule, exhibit or attachment to the Securities and Exchange Commission upon request.

          2.3       -    Agreement and Plan of Merger dated July 31, 1998, among the Company, Suits Acquisition
                         Corp., Suits Enterprises, Inc. ("Suits") and the shareholders of Suits.  Pursuant to rule
                         601(b)(2) of Regulation S-K, schedules, exhibits and similar attachments to such agreement have not been filed with this exhibit.  Such schedules contain information relating to the representations and warranties contained in this agreement.  The Company agrees to furnish supplementally any omitted schedule, exhibit or attachment to the Securities and Exchange
                         Commission upon request.

         4.1        -    Form of warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit.

         4.2        -    Form of warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit.

         4.3        -    Form of Note payable in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit.

        10.1        -    Amended and Restated Loan and Security Agreement dated June 19, 1998, by and among
                         FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling
                         Company, Universal Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO,
                         Inc., Panther Drilling, Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and
                         Mellon Bank, N.A.

        10.2        -    Amended and Restated Note dated June 19, 1998, among FWA Drilling Company,
                         International Petroleum Service Company, Triad Drilling Company, Universal Well
                         Services, Inc.,USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling, Inc.,
                         J.S.M. & Associates, Inc. Peterson Drilling Company, Inc. and Mellon Bank, N.A.

        10.3        -    Amended and Restated Subordination Agreement dated June 19, 1998, among FWA Drilling
                         Company, International Petroleum Service Company, Triad Drilling Company, Universal
                         Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling,
                         Inc., J.S.M. & Associates, Inc., Peterson Drilling Company, Inc. and Mellon Bank, N.A.

        10.4        -    Amended and Restated Contribution Agreement dated June 19, 1998, among FWA Drilling
                         Company, International Petroleum Service Company, Triad Drilling Company, Universal
                         Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling,
                         Inc., J.S.M. & Associates, Inc., Peterson Drilling Company, Inc. and Mellon Bank, N.A.

         27.1       -    Financial Data Schedule.

         27.2       -    Restated Financial Data Schedule.

       *Previously filed with the Company's Current Report on Form 8-K dated April 9, 1998.