Form 10-Q
period 1998-09-30
UTI ENERGY CORP
filed 1998-11-17
CIK 912899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934
                 For the transition period from        to
                                                ------    ------

Commission File Number 1-12542

                                UTI ENERGY CORP.
                                ----------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                               23-2037823
 ------------------------------------------------            --------------------------------------
(State or other jurisdiction of incorporation)               (I.R.S. Employer Identification No.)

               SUITE 225N
         16800 GREENSPOINT PARK
             HOUSTON, TEXAS                                                77060
  -----------------------------------------------            --------------------------------------
  (Address of principal executive offices)                               (Zip Code)

(Registrant's telephone number, including area code)                   (281) 873-4111
                                                              -------------------------------------


---------------------------------------------------------------------------------------------------
                                      (Former Address)



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


             15,949,321 SHARES OF COMMON STOCK AT NOVEMBER 1, 1998.

                                      INDEX


                                                                                                             Page No.
PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 1998
                and December 31, 1997  ...................................................................        3

               Condensed Consolidated Statements of Income for the Three and
                Nine Months ended September 30, 1998 and 1997 ............................................        4

               Condensed Consolidated Statements of Cash Flows for the
                Nine Months ended September 30, 1998 and 1997.............................................        5

               Notes to Condensed Consolidated Financial Statements.......................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................       10


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................................       17

Item 2.        Changes in Securities......................................................................       17

Item 6.        Exhibits and Reports on Form 8-K...........................................................       17

               Signatures.................................................................................       19

PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI ENERGY CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                           September 30,     December 31,
                                                                                               1998             1997
                                                                                           -------------     ------------
                                                                                                   (In thousands)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .......................................................       $   6,993        $  58,347
    Accounts receivable, net ........................................................          31,108           35,589
    Materials and supplies ..........................................................           1,635            1,363
    Prepaid expenses ................................................................           2,436              749
                                                                                            ---------        ---------
                                                                                               42,172           96,048
PROPERTY AND EQUIPMENT:
    Land ............................................................................           1,225            1,149
    Buildings and improvements ......................................................           3,031            2,819
    Machinery and equipment .........................................................         199,494          116,357
    Oil and gas working interests ...................................................           1,893            1,893
    Construction in process .........................................................           3,383            4,305
                                                                                            ---------        ---------
                                                                                              209,026          126,523
    Less accumulated depreciation and amortization ..................................          42,457           31,508
                                                                                            ---------        ---------
                                                                                              166,569           95,015

GOODWILL, less accumulated amortization of $1,703 in 1998 and $652 in 1997 ..........          21,173           17,758
OTHER ASSETS ........................................................................           1,511              166
                                                                                            ---------        ---------
                                                                                            $ 231,425        $ 208,987
                                                                                            =========        =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ...............................................       $       8        $      50
    Accounts payable ................................................................          15,378           14,087
    Accrued payroll costs ...........................................................           3,616            5,048
    Accrued income taxes ............................................................             152            3,375
    Other accrued expenses ..........................................................           5,382            3,036
                                                                                            ---------        ---------
                                                                                               24,536           25,596

LONG-TERM DEBT, less current portion ................................................          31,562           23,458
DEFERRED INCOME TAXES ...............................................................          29,689           15,256
OTHER LONG-TERM LIABILITIES .........................................................             348              356

COMMITMENTS AND CONTINGENCIES

REDEEMABLE STOCK, Common Stock, $.001 par value, none
    outstanding in 1998 and 309,374 issued and outstanding in 1997 ..................            --              6,701

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 5,000,000 shares authorized,
       none issued and outstanding in 1998 and 1997 .................................            --               --
    Common Stock, $.001 par value, 50,000,000 shares authorized,
      16,552,595 issued and 16,093,221 outstanding in 1998, 16,146,741
      issued and outstanding in 1997 ................................................              17               16
    Additional capital ..............................................................         128,562          120,208
    Retained earnings ...............................................................          25,714           17,441
    Restricted stock plan unearned compensation .....................................             (11)             (45)
    Treasury stock, 459,374 shares in 1998, at cost .................................          (8,992)            --
                                                                                            ---------        ---------
                                                                                              145,290          137,620
                                                                                            ---------        ---------
                                                                                            $ 231,425        $ 208,987
                                                                                            =========        =========




See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                             THREE MONTHS                           NINE MONTHS
                                                          ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                   --------------------------------       ---------------------------------
                                                         1998               1997                1998               1997
                                                   ------------        ------------        ------------        ------------
                                                                (In thousands, except share and per share amounts)

REVENUES ..................................       $     48,690        $     50,310        $    145,410        $    127,118

COST OF REVENUES ..........................             35,713              36,808             105,678              97,270
                                                  ------------        ------------        ------------        ------------

GROSS PROFIT ..............................             12,977              13,502              39,732              29,848

OTHER COSTS AND EXPENSES:
    Selling, general and administrative ...              3,277               3,180               9,479               8,156
    Provision for bad debts ...............                361                  99               1,143                 297
    Other charge (note 5) .................                785                --                   785                --
    Depreciation and amortization .........              5,055               3,009              13,409               7,029
                                                  ------------        ------------        ------------        ------------
                                                         9,478               6,288              24,816              15,482
                                                  ------------        ------------        ------------        ------------

OPERATING INCOME ..........................              3,499               7,214              14,916              14,366

OTHER INCOME (EXPENSE):
    Interest expense ......................               (987)             (1,639)             (2,744)             (3,393)
    Interest income .......................                 68                   3               1,027                   9
    Other, net ............................                127                  88                 556                 336
                                                  ------------        ------------        ------------        ------------
                                                          (792)             (1,548)             (1,161)             (3,048)
                                                  ------------        ------------        ------------        ------------

INCOME BEFORE INCOME TAXES ................              2,707               5,666              13,755              11,318

INCOME TAXES ..............................              1,083               1,772               5,482               3,803
                                                  ------------        ------------        ------------        ------------
NET INCOME ................................       $      1,624        $      3,894        $      8,273        $      7,515
                                                  ============        ============        ============        ============
EARNINGS PER COMMON SHARE:
    Basic .................................       $       0.10        $       0.31        $       0.51        $       0.63
                                                  ============        ============        ============        ============
    Diluted ...............................       $       0.10        $       0.26        $       0.48        $       0.54
                                                  ============        ============        ============        ============
AVERAGE COMMON SHARES OUTSTANDING:
    Basic .................................         16,087,173          12,468,156          16,093,648          11,958,179
    Diluted ...............................         16,747,414          15,192,308          17,060,911          14,042,144



See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Nine Months
                                                                                            Ended September 30,
                                                                                        --------------------------
                                                                                           1998             1997
                                                                                        --------          --------
                                                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................................................       $  8,273        $  7,515
    Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation and amortization ............................................         13,409           7,029
       Deferred income taxes ....................................................            547             946
       Amortization of debt discount ............................................            356             258
       Stock compensation expense ...............................................             34              37
       Gain on disposal of fixed assets .........................................           (362)           (356)
       Changes in operating assets and liabilities, net of
        effect of businesses acquired:
         Accounts receivable and prepaids .......................................          6,635         (11,280)
         Materials and supplies .................................................           (193)           (823)
         Accounts payable, accrued expenses and accrued  payroll costs ..........         (3,404)          6,567
         Other, net .............................................................         (2,235)           (149)
                                                                                        --------        --------
           Net cash provided by operating activities ............................         23,060           9,744

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ........................................................        (33,698)        (10,122)
    Acquisition of businesses, net of cash ......................................        (33,646)        (37,542)
    Proceeds from sale of property and equipment ................................            763             808
                                                                                        --------        --------
           Net cash used by investing activities ................................        (66,581)        (46,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt ....................................           --            58,900
    Proceeds from issuance of Common Stock, options and warrants ................          1,243             986
    Repayments of long-term debt ................................................            (84)        (21,626)
    Redemption of stock and purchase of treasury stock ..........................         (8,992)           --
                                                                                        --------        --------
           Net cash (used) provided by financing activities .....................         (7,833)         38,260
                                                                                        --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................................        (51,354)          1,148

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................         58,347             570
                                                                                        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................       $  6,993        $  1,718
                                                                                        ========        ========



See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998



1.  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements at September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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


3.  ACQUISITIONS

    On January 27, 1997, the Company acquired the land drilling assets of Quarles Drilling Corporation ("Quarles") for $16.2 million, consisting of $8.1 million cash and 733,779 shares of Common Stock (after adjustment pursuant to the purchase agreement). The acquired assets consisted of nine land drilling rigs, various equipment, rig components and other equipment used in Quarles' contract drilling business. The acquisition was accounted for using the purchase method, and the operating results since January 27, 1997 from the land drilling assets acquired from Quarles have been consolidated with the operating results of the Company. No goodwill was recorded as the estimated fair market value of the assets acquired exceeded the purchase price.

    On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd. ("Southland") for approximately $27.1 million cash and a five-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $16.00 per share. The acquired assets consisted of nine drilling rigs, various equipment, components and other equipment used in Southland's contract drilling business. The acquisition was accounted for using the purchase method, and the operating results since April 11, 1997 from the land drilling operations acquired from Southland have been consolidated with the operating results of the Company. Goodwill of $10.1 million was recorded related to this acquisition and is being amortized over a period of 15 years.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998



3.  ACQUISITIONS (CONTINUED)

    On September 11, 1997, the Company acquired all of the capital stock of J.S.M. & Associates, Inc. ("JSM") for 618,748 shares of Common Stock and $2.6 million in cash. In January 1998, the former shareholders of JSM exercised their right to redeem one half of the shares issued to them by the Company (309,374 shares) for $21.66 per share. This redemption was accounted for as a treasury stock transaction. Prior to this date, JSM was an independent contract land driller in the Permian Basin. JSM's assets at the time of acquisition included seven land drilling rigs, an office and warehouse in Odessa, Texas and approximately $1.0 million in net working capital. The acquisition was accounted for using the purchase method of accounting, and JSM's operating results since September 11, 1997 have been consolidated with the operating results of the Company. Goodwill of $9.1 million was recorded related to this acquisition and is being amortized over a period of 15 years. The amortization of this goodwill is nondeductible for tax purposes.

    On April 9, 1998, the Company acquired all of the capital stock of Peterson Drilling Company ("Peterson") for $20.4 million in cash. Peterson's assets included eight land drilling rigs, related drilling equipment and $4.0 million in net working capital. The acquisition was accounted for using the purchase method, and Peterson's operating results since April 9, 1998 have been consolidated with the operating results of the Company. Goodwill of $3.6 million was recorded related to this acquisition and is being amortized over a period of 15 years. The amortization of this goodwill is nondeductible for tax purposes.

    On June 24, 1998, the Company acquired the land drilling assets of LaMunyon Drilling Corporation ("LaMunyon") for $12.2 million in cash. The acquired assets consisted of five land drilling rigs, related spare parts, office equipment and rolling stock. The acquisition was accounted for using the purchase method, and the operating results since June 24, 1998 from the land drilling assets acquired from LaMunyon have been consolidated with the operating results of the Company. No goodwill was recorded as the estimated fair market value of the assets acquired exceeded the purchase price.

    On July 31, 1998, the Company acquired all of the capital stock of Suits Enterprises, Inc. ("Suits") for approximately $2.6 million in cash, approximately $7.8 million in 7% four-year notes and 100,000 five-year warrants. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. The Suits assets consisted of seven land drilling rigs plus assorted spare parts and drilling equipment and a fleet of rolling stock. The acquisition was accounted for using the purchase method, and Suits' operating results since July 31, 1998 have been consolidated with the operating results of the Company. No goodwill was recorded as the estimated fair market value of the assets acquired exceeded the purchase price.

    The following pro forma operating results reflect the inclusion of Peterson as if the acquisition occurred on January 1, 1997 (such pro forma operating results, however, exclude the operations of the LaMunyon assets prior to June 24, 1998 and the operations of Suits prior to July 31, 1998 as neither of these acquisitions were significant to the Company's operations):



                                                      Nine Months Ended
                                                        September 30,
                                               -------------------------------
                                                    1998              1997
                                               --------------    -------------

    Revenue..............................      $      151,559    $     142,423
                                               ==============    =============

    Net income...........................      $        8,931    $       8,010
                                               ==============    =============

    Earnings per share:
         -Basic..........................      $         0.55    $        0.67
                                               ==============    =============
         -Diluted........................      $         0.52    $        0.57
                                               ==============    =============

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998



4.   FINANCING AGREEMENTS

     In connection with the acquisition of Suits, the Company issued notes for $7.8 million which bear interest at 7% and mature July 30, 2002.

5.   OTHER CHARGE

     The Company undertook a series of actions during the third quarter of 1998 designed to improve efficiency, increase productivity and make the Company more competitive in the marketplace, including the streamlining of certain contract drilling operations and changes to the accounting and administrative functions. The accounting and administrative changes included the relocation of certain accounting functions from Oklahoma City to the Company's corporate headquarters in Houston and certain personnel changes. This consolidation of operations reduced the Company's number of regional operating units from nine to seven and reduced the Company's staff by twenty individuals.

     As a result of these actions, a charge of approximately $.8 million was recorded which included approximately $.6 million of employee-related expenses associated with the termination of certain administrative and operational activities and personnel. Approximately $.2 million of costs were related to the relocation of the accounting function.

6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                         -----------------------------       -----------------------------
                                                             1998              1997              1998              1997
                                                         -----------       -----------       -----------       -----------
Numerator:
    Net income ...................................       $     1,624       $     3,894       $     8,273       $     7,515
                                                         ===========       ===========       ===========       ===========
Denominator:
    Denominator for basic earning per
      share - weighted-average shares ............        16,087,173        12,468,156        16,093,648        11,958,179

    Effect of dilutive securities:
      Stock options ..............................           660,241         1,471,205           865,284         1,297,226
      Warrants ...................................              --           1,252,947           101,979           754,099
      Other ......................................              --                --                --              32,640
                                                         -----------       -----------       -----------       -----------
    Dilutive potential common shares .............           660,241         2,724,152           967,263         2,083,965
                                                         -----------       -----------       -----------       -----------
    Denominator for diluted earnings per
      share-adjusted weighted-average
      shares and assumed conversions .............        16,747,414        15,192,308        17,060,911        14,042,144
                                                         ===========       ===========       ===========       ===========
Basic earnings per share .........................       $      0.10       $      0.31       $      0.51       $      0.63
                                                         ===========       ===========       ===========       ===========
Diluted earnings per share .......................       $      0.10       $      0.26       $      0.48       $      0.54
                                                         ===========       ===========       ===========       ===========

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998


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

       The Company's current rig fleet consists of 109 land drilling rigs that are well suited to the requirements of its markets. The Company's contract drilling services are performed through various regional drilling units and are marketed under the names FWA, IPSCO, JSM, LaMunyon, Peterson, Southland and Triad.

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

       Since November 1995, the Company has acquired 86 rigs in eight transactions. (i) FWA Drilling Company, Inc. was acquired in November 1995 for $14.0 million in cash; (ii) Viersen & Cochran Drilling Company was acquired in August 1996 for approximately $6.0 million cash, a two-year $8.0 million note and warrants to purchase 600,000 shares of Common Stock at $5.00 per share;
(iii) the contract drilling assets of Quarles Drilling Corporation ("Quarles") were acquired in January 1997 for $8.1 million cash and 733,779 shares of Common Stock having a fair market value at the time of acquisition of $8.1 million;
(iv) the contract drilling business of Southland Drilling Company, Ltd. ("Southland") were acquired in April 1997, for $27.1 million in cash and warrants to purchase 300,000 shares of Common Stock at $16.00 per share; (v) J.S.M. & Associates, Inc. ("JSM") was acquired in September 1997, for 618,748 shares of Common Stock (of which 309,374 shares have been redeemed for $6.7 million) and approximately $2.6 million in cash; (vi) Peterson Drilling Company ("Peterson") was acquired on April 9, 1998 for $20.4 million in cash; (vii) the contract drilling assets of LaMunyon Drilling Corporation ("LaMunyon") were acquired on June 24, 1998 for $12.2 million in cash; and (viii) Suits Enterprises, Inc. ("Suits") was acquired on July 31, 1998 for approximately $2.6 million in cash, $7.8 million in 7% four-year notes, warrants to purchase 75,000 shares of Common Stock at $26.50 per share and warrants to purchase 25,000 shares of Common Stock at $35.00 per share. These acquisitions have resulted in the Company realizing substantial growth in its revenues and earnings.

       The Company's performance improved despite market deterioration in the United States land drilling markets during the nine months ended September 30, 1998 compared to the conditions that prevailed in the corresponding period of 1997. Contract drilling revenue per day for the quarter ended September 30, 1998 was approximately $7,800 compared to $7,500 for the same period of 1997. Contract drilling revenue per day for the nine months ended September 30, 1998 was approximately $8,000 compared to $7,300 for the same period of 1997. Since December 1997, however, the worldwide price of oil has declined and prices for natural gas have weakened. As prices for oil have declined, exploration and production companies, including the Company's customers, have announced reductions in previously disclosed spending budgets. Such reductions have reduced the demand for drilling services and increased competitive pressures, leading to lower contract rates for the Company's contract drilling services than those received during the third and fourth quarters of 1997. In addition, contract rates for the Company's contract drilling services received during the third quarter of 1998 have decreased from those received during the first two quarters of 1998. The Company currently does not expect contract rates for its services to recover until commodity prices for oil and natural gas improve, and any prolonged continuation of depressed oil and natural gas prices, or any further decline in oil and natural gas prices, could cause demand, and contract rates for the Company's contract drilling services, to decline further. Although all of the Company's operating regions have been affected by the above-mentioned factors, certain of the Company's operating regions, particularly the Permian Basin, that are more sensitive to changes in oil prices, have and will be more significantly affected by current market conditions.

       In response to these depressed industry conditions, the Company undertook a series of actions during the third quarter designed to improve efficiency, increase productivity and make the Company more competitive in the market place. These actions included the streamlining of certain contract drilling operations and changes to the accounting and administrative functions, including the relocation of certain accounting functions from Oklahoma City to the Company's corporate headquarters in Houston and certain personnel changes. This consolidation of operations reduced the Company's number of regional operating units from nine to seven and reduced the Company's administrative staff by twenty individuals. As a result of these actions, the Company recorded a one-time other charge during the third quarter of $.8 million, which included approximately $.6 million of employee-related expenses.

       Although conditions in the contract drilling industry have significantly declined over prior periods and further declines are possible, the Company intends to continue to pursue its strategy of making strategic and opportunistic acquisitions of additional rigs and equipment and other contract drilling contractors. Any such acquisitions will be funded by cash on hand, borrowings under the Company's existing credit facility or issuances of equity or debt securities.

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

       The following table presents certain results of operations data for the Company and the average United States land rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

                                                                 Three Months                   Nine Months
                                                              Ended September 30,           Ended September 30,
                                                         ------------------------        ------------------------
                                                           1998            1997            1998            1997
                                                         --------       --------         --------        --------
                                                                         (Dollars in thousands)

Operating Data:
Average U.S. land rig count(1)....................            654             836             710             781
Number of owned rigs at end of period ............            109              89             109              89
Average number of rigs owned during period .......            107              84              97              79

Contract drilling:
Land drilling revenue ............................       $ 41,665        $ 43,628        $127,654        $112,076
Operating days(2) ................................          5,349           5,810          15,950          15,381
Average revenue per day ..........................       $    7.8        $    7.5        $    8.0        $    7.3
Gross profit per day .............................       $    1.8        $    1.8        $    2.0        $    1.6
Utilization rates(3) .............................             54%             75%             60%             71%

Pressure pumping:
Cementing:
  Cementing revenue ..............................       $  2,509        $  2,232        $  6,263        $  5,352
  Number of jobs .................................            693             643           1,758           1,661
  Revenue per job ................................       $    3.6        $    3.5        $    3.6        $    3.2
  Gross profit per job ...........................       $    2.1        $    1.9        $    1.9        $    1.7

Stimulation:
  Stimulation revenue ............................       $  4,466        $  4,398        $ 11,341        $  9,493
  Number of jobs .................................            300             295             751             672
  Revenue per job ................................       $   14.9        $   14.9        $   15.1        $   14.1
  Gross profit per job ...........................       $    5.6        $    6.6        $    5.6        $    4.6
-----------

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

         (3) Utilization rates are based on a 365-day year and are calculated by dividing the number of operating days by the total number of available operating days. Total available days is calculated by multiplying the total number of rigs in the Company's drilling fleet, including stacked rigs, by days in the period. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues by operating segment for the three months ended September 30, 1998 and 1997 are as follows:

                                        Three Months
                                     Ended September 30,                %
                            ------------------------------------     increase
                                1998                    1997        (decrease)
                            -------------           -------------   ------------
                                       (In thousands)
  Revenues:
  Land Drilling             $      41,665           $      43,628       (4.5%)
  Pressure Pumping                  6,975                   6,630        5.2%
  Other                                50                      52       (3.8%)
                            -------------           -------------
                            $      48,690           $      50,310       (3.2%)
                            =============           =============

         The decrease in land drilling revenue relates to a decline in operating days caused by a reduction in demand and prices received for the Company's contract drilling services due to current industry conditions. The increase in pressure pumping revenue is a result of an increase in pressure pumping jobs, which have not been adversely affected by declining oil and gas prices to the same extent as the Company's land drilling operations.

         The table below provides gross profit and gross profit percentage by operating segment for the three months ended September 30, 1998 and 1997.


                                       Three Months
                                    Ended September 30,
                             -------------------------------
                               1998           %         1997      %
                             ------       ------       ------   -----
                                      (In thousands)

  Gross Profit:
  Land Drilling             $ 9,838         23.6     $10,267    23.5
  Pressure Pumping            3,119         44.7       3,200    48.3
  Other                          20         40.0          35    67.3
                            -------                  -------
                            $12,977         26.7     $13,502    26.8
                            =======                  =======

         Pressure pumping gross profit percentage decreased due to a decrease in gross profit per job on stimulation jobs for the three months ended September 30, 1998 compared to the same period of 1997.

         Selling, general and administrative expenses increased $.1 million during the three months ended September 30, 1998 compared to three months ended September 30, 1997 primarily due to acquisitions consummated during the third and fourth quarters of 1997 and during 1998.

         Provision for bad debts increased $.3 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily due to existing industry conditions.

         The other charge of $.8 million for the three months ended September 30, 1998 was the result of the streamlining of certain contract drilling operations and changes to the accounting and administrative functions.

         Depreciation and amortization expense increased $2.1 million during the three months ended September 30, 1998 compared to the three months ended September 30, 1997, primarily due to acquisitions consummated during the third and fourth quarters of 1997 and during 1998.

         Interest expense decreased $.6 million during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. This decrease was primarily due to a reduction in outstanding debt for the three months ended September 30, 1998 compared to the same period of 1997. Average debt outstanding was $27.7 million during the quarter ended September 30, 1998 compared to $53.3 million for the quarter ended September 30, 1997, and the effective interest rate for the quarter ended September 30, 1998 was 14.3% compared to 12.3% for the quarter ended September 30, 1997.

         Income taxes decreased $.7 million during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, primarily due to lower taxable income in 1998. The Company's effective tax rate for the quarter ended September 30, 1998 was 40.0% and 31.3% for the quarter ended September 30, 1997, with the increase primarily attributable to goodwill amortization associated with the acquisitions of JSM and Peterson that is nondeductible for tax purposes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues by operating segment for the nine months ended September 30, 1998 and 1997 are as follows:

                                       Nine Months
                                    Ended September 30,                  %
                           -------------------------------------      increase
                               1998                    1997          (decrease)
                           -------------           -------------    ------------
                                       (In thousands)
 Revenues:
 Land Drilling             $     127,654           $     112,076        13.9%
 Pressure Pumping                 17,604                  14,845        18.6%
 Other                               152                     197       (22.8%)
                           -------------           -------------
                           $     145,410           $     127,118        14.4%
                           =============           =============


         The increase in land drilling revenue relates to the increase in operating days between periods. Operating days increased primarily as a result of acquisitions during 1997 and 1998, offset in part by declines in demand and prices for the Company's land drilling services due to current industry conditions. The increase in pressure pumping revenue relates to the increase of pressure pumping jobs between periods.

         The table below provides gross profit and gross profit percentage by operating segment for the nine months ended September 30, 1998 and 1997.

                                    Nine Months
                                 Ended September 30,
                           ----------------------------------
                            1998            %         1997           %
                           ------         ----       ------         ----
                                         (In thousands)

  Gross Profit:
  Land Drilling            32,095         25.1%     $23,813         21.2%
  Pressure Pumping          7,575         43.0%       5,913         39.8%
  Other                        62         41.1%         122         61.9%
                           ------                   -------
                           39,732         27.3%     $29,848         23.5%
                           ======                   =======

         Land drilling gross profit improved as a result of more favorable market conditions in early 1998 which benefited the nine months ended September 30, 1998 compared to the same period of 1997. Pressure pumping gross profit improved due to the mix of higher margin jobs done in 1998 compared to 1997.

         Selling, general and administrative expenses increased $1.3 million during the nine months ended September 30, 1998 compared to nine months ended September 30, 1997 primarily due to acquisitions consummated during 1997 and 1998.

         The Company realized an $.8 million increase in the provision for bad debts for the nine months ended September 30, 1998 compared to the same period of 1997 primarily due to existing industry conditions.

         The other charge of $.8 million for the nine months ended September 30, 1998 was the result of the streamlining of certain contract drilling operations and changes to the accounting and administrative functions.

         Depreciation and amortization expense increased $6.4 million during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, primarily due to acquisitions consummated during 1997 and 1998.

         Interest expense decreased $.6 million during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Average debt outstanding was $25.2 million during the nine months ended September 30, 1998 compared to $40.3 million for the nine months ended September 30, 1997, the effective interest rate for the nine months ended September 30, 1998 was 14.5% compared to 11.2% for the nine months ended September 30, 1997.

         Interest income increased $1.0 million during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, primarily due to the investment of the remaining proceeds to the Company from its secondary offering of Common Stock in October 1997. The excess funds were invested in short-term, interest-bearing securities and are being utilized by the Company for general corporate purposes, including the expansion of the Company's business through selective acquisitions of businesses and assets.

         Income taxes increased $1.7 million during the nine months ended September 30, 1998, compared to the same period of 1997, primarily due to higher taxable income in 1998. The Company's effective tax rate for the nine months ended September 30, 1998 was 39.9% and 33.6% for the nine months ended September 30, 1997, with the increase primarily attributable to amortization of goodwill in 1998 relating to the acquisitions of JSM and Peterson that is nondeductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         Working capital at September 30, 1998 was $17.6 million compared to $70.5 million at December 31, 1997. The Company's primary cash needs historically have been to fund working capital requirements, to make capital expenditures, to replace and expand its drilling rig fleet, to fund acquisitions and to fund its $10.0 million stock repurchase program established in February 1998. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's Amended and Restated Loan and Security agreement dated December 5, 1995 (the "Working Capital Line"). To date, acquisitions have been funded with available cash, borrowings and issuances of equity and debt securities.

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

         Net cash provided by continuing operations was $23.0 million and $9.7 million, for the nine months ended September 30, 1998 and 1997, respectively. Such funds were utilized primarily to fund capital expenditures. Capital expenditures, excluding acquisitions, for the nine months ended September 30, 1998 and 1997 were $33.7 million and $10.1 million, respectively.

         Long Term Debt Facilities

         Working Capital Line. On June 19, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Working Capital Line"), which provides for maximum borrowings of up to $30.0 million. Under the Working Capital Line, up to $4.0 million may be utilized for letters of credit. Borrowings under the Working Capital Line bear interest at either the bank's prime rate or a LIBOR-based rate. Borrowings under the Working Capital Line mature on June 30, 2000 and are secured by all of the Company's accounts receivable and inventory (but excluding the Company's drilling rigs, drilling equipment or drill pipe). The Working Capital Line contains covenants and restrictions customary in financial instruments of this type, including covenants relating to the maintenance of financial ratios, changes in control of the Company and limits on capital expenditures. At September 30, 1998, the Company had not borrowed under this facility.

         Subordinated Notes. On April 11, 1997, the Company issued $25.0 million principal amount of 12% Subordinated Notes due 2001 (the "Subordinated Notes"). The Subordinated Notes were issued at a 2% discount along with seven-year warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share, of which warrants to purchase 720,000 shares of Common Stock issued in connection therewith were exercised in connection with the Company's October 1997 public offering. The Subordinated Notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness (unless certain pro forma financial coverage ratios are met), restrictions on dividends, distributions and other restricted payments.

         Promissory Notes. On July 31, 1998, the Company issued $7.8 million principal amount of unsecured promissory notes. The notes bear interest at 7.0% and mature on July 31, 2002. The notes were issued in connection with the acquisition of Suits.

Acquisitions

         Peterson. On April 9, 1998, the Company effected the acquisition of Peterson Drilling Company, for a total purchase price of $20.4 million in cash, which the Company funded from cash on hand following the public offering in October 1997. Peterson's assets include eight drilling rigs, as well as related drilling equipment, office facilities in Midland, Texas, and approximately $4.0 million in net working capital. The Company intends to continue to operate the business of Peterson and integrate Peterson's operations with the Company's existing contract drilling operations. The acquisition has been accounted for under the purchase method of accounting.

         LaMunyon. On June 24, 1998, the Company acquired the land drilling assets of LaMunyon Drilling Corporation for $12.2 million in cash, which the Company funded from cash on hand following the Company's public offering in October 1997. The acquired assets consisted of five land drilling rigs, related spare parts, office equipment and rolling stock. The acquisition has been accounted for using the purchase method of accounting.

         Suits. On July 31, 1998, the Company acquired Suits Enterprises, Inc. for a total of approximately $10.5 million, comprised of $2.6 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of Common Stock. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share, and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. Included in the acquisition are Suits' seven complete drilling rigs plus assorted spare parts and drilling equipment and a fleet of rolling stock. The acquisition has been accounted for using the purchase method of accounting.

         Stock Repurchase Program

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of October 31, 1998, the Company had utilized $3.3 million to repurchase 293,900 shares of Common Stock at an average purchase price of $11.15 per share.

         Future Acquisitions

         Management believes its internally generated cash, availability under the Working Capital Line, and cash balances on hand will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months. The Company is continuing to review potential acquisitions of rigs and rig contractors, although there can be no assurance that such acquisitions will be completed or as to the terms thereof. Acquisitions are expected to be funded with available cash, borrowings under the Working Capital Line and,depending on the number and size of any acquisitions consummated by the Company, the Company may be required to obtain additional capital through public or private offerings of debt or equity securities.

         Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that it believes could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger. The Company does not believe that the Year 2000 Issue presents a material exposure as it relates to the Company's services.

         For its information technology exposures, to date the Company is 40% complete on the remediation phase and expects to complete software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems with all remediated systems expected to be fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

         The Company has queried its significant suppliers and subcontractors and to date, the Company is not aware of any third parties with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company by causing such third parties to fail to timely deliver or supply needed material and services to, or on behalf of the Company, thereby materially adversely affecting the Company's ability to deliver its services in a timely and cost-effective manner in accordance with Company standards, or by causing third party customer's operations to temporarily shut-down or delay operations, thereby materially affecting demand for the Company's services. The effect of non-compliance by third parties is not determinable.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 Issues in a timely manner. However, the Company has not yet completed all necessary phases of the Year 2000 program. Disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such plans are necessary.

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

         Among the factors that will have a direct bearing on the Company's results of operations and the contract drilling service industry in which it operates are changes in the price of oil and natural gas and the volatility of the contract drilling service industry in general; including the effects of recent downturns in prices for oil and natural gas; any difficulties associated with the Company's ability to successfully integrate recent acquisitions; contractual risk associated with turnkey and footage contracts; the presence of competitors with greater financial resources; operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, well fires and spills; labor shortages; domestic and world-wide political stability and economic growth; and other risks associated with the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings. In addition, risks associated with the Year 2000 Issue may have a direct bearing on the Company's results of operations, including risks of lost revenues, unexpected expenses and third party lawsuits against the Company caused by a third-party supplier, subcontractor or customer's failure to by Year 2000 ready or the failure by the Company to be Year 2000 ready, as well as risks of lost revenues due to a general economic downturn as a result of the Year 2000 Issue.

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

ITEM 2.        CHANGES IN SECURITIES

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of October 31, 1998, the Company had utilized $3.3 million to repurchase 293,900 shares of Common Stock at an average price of $11.15 per share.

         On July 31, 1998, the Company issued 100,000 five-year warrants of Common Stock in connection with the acquisition of Suits. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share, and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. In addition, in connection with the acquisition of Suits, the Company issued $7.79 million in 4-year promissory notes bearing interest at 7%. The warrants and notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On August 12, 1998, the Company repriced employee stock options issued in the preceding thirteen months. Options with exercise prices ranging from $11.38 to $31.63 were repriced to $9.88, the closing price for Common Stock on the date of repricing. As a result of the repricing, vesting of the options reverted back to the original terms at the date of repricing.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

        Exhibit
        Number                       Title or Description
--------------------------------------------------------------------------------

          2.3       -    Agreement and Plan of Merger dated July 31, 1998, among
                         the Company, Suits Acquisition Corp., Suits
                         Enterprises, Inc. ("Suits") and the shareholders of Suits (incorporated by reference from the Company's
                         Quarterly Report on Form 10-Q for the three months ended June 30, 1998). Pursuant to rule 601(b)(2) of
                         Regulation S-K, schedules, exhibits and similar attachments to such agreement have not been filed with this exhibit. Such schedules contain information relating to the representations and warranties contained in this agreement. The Company agrees to furnish supplementally any omitted schedule, exhibit or attachment to the Securities and Exchange Commission upon request.

          4.1       -    Form of Warrant to purchase an aggregate of 75,000
                         shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit
                         (incorporated by reference from the Company's Quarterly
                         Report on Form 10-Q for the three months ended June 30,
                         1998).

        Exhibit
        Number                           Title or Description
--------------------------------------------------------------------------------

          4.2       -    Form of Warrant to purchase an aggregate of 25,000
                         shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit
                         (incorporated by reference from the Company's Quarterly
                         Report on Form 10-Q for the three months ended June 30,
                         1998).

          4.3       -    Form of Note Payable in the aggregate amount of $7.79
                         million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

         27.1       -    Financial Data Schedule.

         27.2       -    Restated Financial Data Schedule.

   (b) Reports on 8-K

       None filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                         UTI ENERGY CORP.
                                         (REGISTRANT)



Date: November 16, 1998                  /s/ John E. Vollmer III
                                         -------------------------------------
                                         John E. Vollmer III
                                         Chief Financial Officer

                                         /s/ Bruce Sauers
                                         -------------------------------------
                                         Bruce Sauers
                                         Vice President and Corporation
                                         Controller


                                         Signed on behalf of the registrant and
                                         as principal financial officer

                               INDEX TO EXHIBITS

        Exhibit
        Number                           Title or Description
--------------------------------------------------------------------------------

          2.3       -    Agreement and Plan of Merger dated July 31, 1998, among
                         the Company, Suits Acquisition Corp., Suits
                         Enterprises, Inc. ("Suits") and the shareholders of Suits (incorporated by reference from the Company's
                         Quarterly Report on Form 10-Q for the three months ended June 30, 1998). Pursuant to rule 601(b)(2) of
                         Regulation S-K, schedules, exhibits and similar attachments to such agreement have not been filed with this exhibit. Such schedules contain information relating to the representations and warranties contained in this agreement. The Company agrees to furnish supplementally any omitted schedule, exhibit or attachment to the Securities and Exchange Commission upon request.

          4.1       -    Form of Warrant to purchase an aggregate of 75,000
                         shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit
                         (incorporated by reference from the Company's Quarterly
                         Report on Form 10-Q for the three months ended June 30,
                         1998).

          4.2       -    Form of Warrant to purchase an aggregate of 25,000
                         shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit
                         (incorporated by reference from the Company's Quarterly
                         Report on Form 10-Q for the three months ended June 30,
                         1998).

          4.3       -    Form of Note Payable in the aggregate amount of $7.79
                         million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

         27.1       -    Financial Data Schedule.

         27.2       -    Restated Financial Data Schedule.