Form 10-K
period 1998-12-31
UTI ENERGY CORP
filed 1999-03-31
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
       _______________.

Commission File Number 1-12542

                                UTI ENERGY CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                            23-2037823
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

              SUITE 225N
         16800 GREENSPOINT PARK
            HOUSTON, TEXAS                                              77060
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

                                 (281) 873-4111
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.001                   AMERICAN STOCK EXCHANGE
-----------------------------                   -----------------------
    Title of each class               Name of each exchange on which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant.
                         $114,814,071 AT MARCH 12, 1999

Number of shares outstanding of each class of registrant's common stock, as of the latest practicable date.

              16,489,281 SHARES OF COMMON STOCK AT MARCH 12, 1999

Documents incorporated by reference.
    PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS. (PART III)

PART I

ITEM 1.  BUSINESS

INTRODUCTION

         The Company is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations currently are concentrated in the prolific oil and natural gas producing basins of Texas, Oklahoma and New Mexico. The Company's rig fleet consists of 104 land drilling rigs that are well suited to the requirements of its markets. The Company also provides pressure pumping services in the Appalachian Basin.

         In March 1999, the Company sold certain assets of International Petroleum Service Company, its wholly owned Pennsylvania subsidiary, to an unrelated party. Included in the sale were five drilling rigs, related support equipment, rolling stock, spare parts, tools and inventory.


BUSINESS SEGMENTS

          The Company operates in two business segments: contract drilling and pressure pumping. The Company also has investments in oil and natural gas properties, which are not significant, and corporate headquarter activities. Financial information and other disclosures relating to these business segments are provided in the Notes to Consolidated Financial Statements.

         CONTRACT DRILLING

         The Company's contract drilling fleet currently consists of 104 land drilling rigs having effective depth capacities ranging from 8,000 to 30,000 feet. As of March 12, 1999, the Company had a total of 90 rigs available for contract compared to 77 rigs available for contract as of December 31, 1997. The Company also has 14 stacked rigs that could be returned to operation at an average estimated cost of approximately $500,000 per rig. The Company intends to either use the stacked rigs as parts or place them into service in an orderly basis as regional market conditions merit and trained crews are retained. The Company's rig utilization rate was 55% for the year ended December 31, 1998.
Rig utilizations during the third and fourth quarters were lower than this average and have further deteriorated during the first quarter of 1999.

         The Company's contract drilling services are performed through four regional drilling units: (1) East Texas (FWA Drilling Company), (2) Mid-Continent (Triad Drilling Company), (3) South Texas (Southland Drilling Company) and (4) Permian Basin (FWA/Peterson Drilling Company). The Company's regional offices are located in Oklahoma City, Oklahoma and Midland, Tyler and Victoria, Texas. Rigs and equipment are deployed and allocated among the various drilling units based on regional need and profitability. The Company's contract drilling customers include major oil companies and various sized independent producers.

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

         The following table sets forth certain information with respect to the Company's rig fleet and the current distribution of rigs among the Company's operating regions as of March 12, 1999.

                                                                                               Average Rated
                                 Active          Idle           Stacked           Total          Drilling
            Region              Rigs (1)       Rigs (1)         Rigs (1)           Rigs            Depths
                                -------       ----------       ----------       ----------       ----------

         East Texas ..                9                2               --               11       14,500 ft.
         Mid Continent               14               11                9               34       13,500 ft.
         South Texas .                5               10               --               15       16,000 ft.
         Permian .....               10               29                5               44       13,500 ft.
                                -------       ----------       ----------       ----------       ----------
         Total .......               38               52               14              104

------------------
(1) A rig is considered active when under contract. An idle rig is one that is not under contract but is available and being marketed. A stacked rig is not currently being marketed and cannot be made available without incurring refurbishing expenses.

         The following table sets forth, for the periods indicated, certain data concerning the utilization of the Company's drilling rigs based on the Company's total fleet, including stacked and idle rigs:

                                                                  Years Ended December 31,
                                                          ----------------------------------------
                                                            1998            1997            1996
                                                          --------        --------        --------
                                                        (in thousands, except days and per day data)

         Revenues .................................       $162,600        $161,265        $ 81,534
         Cost of revenues .........................       $124,111        $123,889        $ 67,545
         Operating days (1) .......................         20,308          21,576          11,912
         Average revenue per day ..................       $  8,007        $  7,474        $  6,845
         Average costs per day ....................       $  6,111        $  5,742        $  5,670
         Average margin per day ...................       $  1,896        $  1,732        $  1,175
         Number of owned rigs at end of year.......            109              89              65
         Average number of rigs owned during year..            100              82              59
         Rig utilization percentage (2) ...........             55%             72%             54%

----------------------
(1) An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(2) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the year ended December 31, 1998, the utilization rate of the Company's rigs, excluding stacked rigs, was 63%.


         Drilling Contracts

         The Company's drilling rigs are employed under individual contracts that encompass a well or a number of wells. Drilling contracts are generally obtained through competitive bidding, although some may be obtained by negotiation. The Company maintains a disciplined approach to bidding. Contracts are bid on the basis of profitability and not to maximize rig utilization. Contracts generally are subject to termination by the customer on short notice. Drilling contracts may provide for compensation on a footage, turnkey or dayrate basis. For the year ended December 31, 1998, approximately 40%, 23% and 37% of the revenue was derived on a footage, turnkey or dayrate basis, respectively. Footage contracts are primarily limited to shallow wells that can be drilled in less than 15 days, while turnkey contracts are pursued on a limited basis considering the risks and potential benefits of the contracts. Dayrate contracts are used primarily on wells that present higher risks.

         In a footage contract, the Company undertakes to drill a well to a specified depth at a fixed price per foot of hole. In a turnkey contract, the Company undertakes to drill a well to a specified depth for a fixed price. In both footage and turnkey contracts, the Company must bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require significant cash commitments by the Company. In both footage and turnkey contracts, the Company generally agrees to furnish services such as testing, coring and casing the hole and other services which are not normally provided by a drilling contractor working under a dayrate contract. In both situations, compensation is earned upon completion of the well to the specified depth. Although the Company seeks to minimize the risks associated in both footage and turnkey contracts by generally limiting these contracts to lower risk wells, footage and turnkey contracts, nevertheless, involve a higher degree of risk to the Company than dayrate contracts because the Company assumes greater risks and bears the cost of unanticipated downhole problems and cost escalation. The Company enters into footage and turnkey contracts in situations where the Company possesses experience and expertise in the geological and operational aspect of the project. As competitive pressures increase due to a continuation of depressed market conditions, or due to any further deterioration in market conditions, the Company expects footage and turnkey contracts to represent an increasing percentage of its total drilling contracts.

         A dayrate contract provides for a basic rate per day when drilling and provides for lower rates when the rig is moving or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond the control of the Company. In addition, dayrate contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig. The dayrate depends on market and competitive conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographic area involved and other variables.

         The Company also provides horizontal boring services ("Boring"). Boring applies vertical drilling technology to bore horizontal holes using a patented process and equipment for the placement of pipelines and cables, including fiber optic cables, under obstacles such as highways and railroads when hard rock conditions are encountered. Boring currently markets its services in the eastern half of the United States.

         PRESSURE PUMPING

         The Company, through its subsidiary Universal Well Services, Inc., is a leading provider of pressure pumping services in the northern Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Generally, all completed Appalachian Basin wells require cementing services before production commences. In addition, most completed wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of gas and oil to the well bore.

         The Company's pressure pumping equipment consists of cement, fracturing and nitrogen pumpers, blenders and cement, sand, acid, connection and nitrogen transport trucks. The Company continuously maintains its pressure pumping equipment and virtually all is in use on a regular basis. As of March 12, 1999, the Company operated the following pressure pumping equipment:

                                                                       Number
         Equipment Type                                               of Units
         --------------                                               --------
         Pumper trucks .............................................       38
         Blender trucks ............................................       10
         Bulk cement trucks.........................................       15
         Sand trucks ...............................................       20
         Acid trucks ...............................................       11
         Connection trucks .........................................        7
         Other .....................................................        4
                                                                      -------
                  Total ............................................      105
                                                                      =======

         The following table sets forth, for the periods indicated, certain data concerning the pressure pumping operations during 1998, 1997 and 1996:

                                                     Years Ended December 31,
                                               -----------------------------------
                                                 1998          1997          1996
                                               -------       -------       -------
                                                 (in thousands, except job data)

         Revenues ......................       $23,365       $20,923       $15,484
         Cost of revenues ..............       $13,645       $12,363       $10,381
         Total jobs ....................         3,292         3,196         2,999
         Average revenue per job .......       $ 7,098       $ 6,547       $ 5,163
         Average costs per job .........       $ 4,145       $ 3,868       $ 3,461
         Average margin per job ........       $ 2,953       $ 2,679       $ 1,702

         OTHER OPERATIONS

         In addition to its operating activities, the Company has invested in working interests in gas and oil wells from time to time, principally in the Appalachian and Permian Basins. The net book value of such investments at December 31, 1998 and December 31, 1997 was $404,000 and $413,000,
respectively.


INDUSTRY CONDITIONS

         Demand and prices for the Company's services depend upon the level of activity in the onshore oil and natural gas exploration and production industry in the United States, which in turn depends upon numerous factors over which the Company has no control, including the level of oil and natural gas prices, expectations about future oil and natural gas prices, the ability of OPEC to set and maintain production levels and prices, the cost of exploring for, producing and delivering oil and natural gas, the level and price of foreign imports of oil and natural gas, the discovery rate of new oil and natural gas reserves, available pipeline and other oil and natural gas transportation capacity, worldwide weather conditions, international, political, military, regulatory and economic conditions and the ability of oil and natural gas companies to raise capital.

         The level of drilling activity in the onshore oil and natural gas exploration and production industry in the United States has been volatile and no assurance can be given that recent levels of oil and natural gas exploration activities in the Company's markets will continue or that demand for the Company's services will correspond to the level of activity in the industry. Further, any changes in the demand for or supply of oil and natural gas materially impacts the demand for and pricing of the Company's services. In this regard, in 1998 and a portion of 1997, the Company and the United States contract drilling industry experienced a substantial decline in demand and pricing for their services. Since December 1997, the worldwide price of oil has declined and prices for natural gas have weakened significantly. As prices for oil have declined, exploration and production companies, (including the Company's customers), have reduced spending budgets. Such reductions have reduced the demand for drilling services and increased competitive pressures, leading to lower contract rates for the Company's contract drilling services than those received during the third and fourth quarters of 1997. In addition, rig utilization rates during the first quarter of 1999 have decreased from those experienced during the last quarter of 1998. The Company currently does not expect contract rates for its services to recover until commodity prices for oil and natural gas improve and any prolonged continuation of depressed oil and natural gas prices, or any further decline in oil and natural gas prices, could cause demand and contract rates for the Company's contract drilling services to decline further. Although all of the Company's operating regions have been affected by the above-mentioned factors, certain of the Company's operating regions that are more sensitive to changes in oil prices, particularly the Permian Basin, have and will be more significantly effected by current market conditions.

         In response to these depressed industry conditions, the Company undertook a series of actions during the third quarter of 1998 designed to improve efficiency, increase productivity and make the Company more competitive in the market place. These actions included the streamlining of certain contract drilling operations, certain personnel changes and changes to the accounting and administrative functions, including the relocation of certain accounting functions from Oklahoma City to the Company's corporate headquarters in Houston. This consolidation of operations reduced the Company's number of regional operating offices from nine to seven and reduced the Company's administrative staff by twenty individuals. In addition, during the first quarter of 1999, the Company further consolidated regional operating offices to four and further reduced the company's administrative staff by twenty-six individuals.


COMPETITION

         The contract drilling and well servicing industry is a highly-fragmented, intensely competitive and cyclical business. Since 1982, the contract drilling business has been severely impacted by the decline and continued instability in the prices of oil and natural gas. Though these depressed economic conditions have resulted in a consolidation of the number of competitors and the reduction of the number of rigs available, the supply of available rigs, particularly in the domestic land markets, still exceeds the demand for those rigs. Industry utilization rates decreased as market conditions deteriorated in 1998, thereby resulting in additional excess capacity. This excess capacity in the industry has resulted in substantial competition. Competition for services in a particular market is based on price, location, type and condition of available equipment and quality of service. Large and small contractors provide competition for drilling contracts in all areas of the Company's business. Certain competitors are present in more than one of those areas. In addition, drilling rigs are mobile and can be moved from one region to another in response to market conditions.


SEASONALITY

         Seasonality is not a significant factor with respect to the overall operations of the Company, although the Company's pressure pumping services in Appalachia are subject to slow periods of activity during spring months.


RAW MATERIALS AND SUBCONTRACTORS

         The Company uses numerous suppliers of raw materials and services in its business and such materials and services have been and continue to be available. Where appropriate, the Company has adopted programs for products to maximize price discounts through volume purchases. The Company also utilizes numerous independent subcontractors representing various trades in connection with its contract drilling operations.

OPERATING RISKS AND INSURANCE

         The Company's drilling operations and fleet are subject to the many hazards inherent in the onshore drilling industry, such as blowouts, explosions, cratering, sour gas, well fires and spills. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company maintains insurance protection as management deems appropriate. Such insurance coverage, however, may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its operations and claims will be subject to various retentions and deductibles. The Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers requiring its customers to hold the Company harmless in the event of loss of production or reservoir damage. Even when obtained, however, contractual indemnification may not be supported by adequate insurance maintained by the customer. There can be no assurance that the Company's insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations could have a material adverse effect on the Company's results of operations and financial condition. Moreover, no assurance can be given that the Company will be able to maintain insurance in the future at rates it considers reasonable.


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

         The Company's operations routinely involve the handling of various materials, some of which are classified as hazardous materials. The Company's operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including but not limited to, laws concerning the containment and disposal of hazardous materials, oilfield waste, other waste materials and acids and the use of underground storage tanks. Laws protecting the environment have generally become more restrictive in recent years. In addition, environmental laws and regulations may impose strict liability whereby the Company could be liable for clean-up costs, even if the situation resulted from previous conduct of the Company that was lawful at the time conducted or from improper conduct of or conditions caused by previous property owners or other persons not associated with the Company. From time to time, claims may be made and litigation might be brought against the Company under these laws. Such clean-up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition. However, the cost of environmental compliance has not had any material adverse effect on the Company's financial condition in the past. The Company is unable to predict the effect of new regulations and amendments to existing regulations governing its operations and therefore is unable to determine the ultimate costs of complying with environmental laws and regulations.

         The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. The Environmental Protection Agency ("EPA") is also authorized to seek preliminary and permanent injunctive relief and in certain cases, criminal penalties and fines. In the event that a discharge occurs at a well site at which the Company is conducting drilling or pressure pumping operations, the Company may be exposed to claims that it is liable under the CWA.

         Certain of the Company's facilities are also subject to EPA regulations, including regulations that require the preparation and implementation of spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters.

         The Comprehensive Environmental Response Compensation and Liability Act, as amended, ("CERCLA") (also known as the "Superfund" Law) imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at the site. CERCLA currently exempts crude oil and the Resource Conservation and Recovery Act, as amended, currently exempts certain drilling materials, such as drilling fluids and produced waters, from the definitions of hazardous substances. There can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted. In addition, the Company's operations may involve the use or handling of acids currently classified as hazardous substances and other materials that may in the future be classified as environmentally hazardous substances.

         The operations of the Company are subject to local, state and federal regulations for the control of emissions and air pollution. Legal and regulatory requirements in this area are increasing and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean Air Act Amendments of 1990 may impose additional compliance requirements that could affect the Company's operations. The Company may in the future be subject to civil or administrative enforcement actions for failure to comply strictly with air regulations and permits. These enforcement actions are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction or operation of certain air emission sources.

         Management believes that the Company is in substantial compliance with environmental laws and regulations.

EMPLOYEES

         As of March 12, 1999, the Company had approximately 1,100 full-time employees, 990 of which were field personnel and 110 of whom were employed in selling and administrative capacities.

         In addition to the services of its employees, the Company employs the services of consultants as required. None of the Company's employees are represented by labor unions. There have been no work stoppages or strikes during the last three years which have resulted in the loss of production or production delays. The Company believes its relations with its employees are good.


ITEM 2.  PROPERTIES

         Contract drilling operations are conducted from facilities the Company currently owns in Woodward and Oklahoma City, Oklahoma and Midland, Tyler and Victoria, Texas. Pressure pumping operations are conducted from four base camps in the Appalachian Basin: one each in Punxsutawney, Bradford and Meadville, Pennsylvania; and Wooster, Ohio. These camps typically consist of an office area, an equipment maintenance facility, a bulk storage facility and a storage yard for vehicles and other materials. The Punxsutawney and Meadville camps are owned by the Company and the other camps are leased under leases not exceeding five years.

         The Company does not believe that its executive offices or its other leased facilities, consisting of sales and administrative offices located in or near each of the Company's areas of operations and generally held under leases with terms not exceeding five years, are material to its operations. The Company believes its properties are suitable and adequate for its operations.


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

         There can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable and there can be no assurance that insurance will continue to be available on terms as favorable as those that currently exist. The occurrence of an adverse claim in excess of the coverage limits maintained by the Company could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, constituting the only class of common equity of the Company currently outstanding, is traded on the American Stock Exchange under the symbol "UTI". The table below provides price information for the Common Stock for 1998 and 1997, adjusted for the Company's three-for-one stock split effected on September 5, 1997.

                                  1998                      1997
                          -------------------       -------------------
    Quarter Ended          High         Low          High         Low
                          ------       ------       ------       ------
March 31 ..........       $26.44       $12.00       $11.96       $ 6.83
June 30 ...........       $20.50       $12.50       $15.33       $ 8.46
September 30 ......       $13.38       $ 6.50       $42.50       $15.21
December 31 .......       $12.00       $ 5.75       $48.63       $18.50

         As of March 12, 1999, the closing price for the Company's Common Stock was $9.00. As of March 12, 1999, the Company's Common Stock was held of record by approximately 100 persons and in management's estimation, beneficially owned by more than 500 persons.

         The Company has not paid a cash dividend on its Common Stock during the two most recent fiscal years, and, it is not anticipated that any cash dividend will be paid on the Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1998, are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements" and notes thereto included elsewhere herein.

                                                                              Years Ended December 31,
                                                    -----------------------------------------------------------------------------
                                                       1998             1997            1996             1995             1994
                                                    ---------        ---------        ---------        ---------        ---------
                                                                         (in thousands, except per share data)
STATEMENT OF INCOME DATA
Revenues .........................................  $ 186,157        $ 182,437        $  97,301        $  40,124        $  36,275
                                                    =========        =========        =========        =========        =========

Gross profit .....................................  $  48,285        $  46,081        $  19,044        $   7,439        $   8,418

Selling, general and administrative expenses .....     11,844           11,154            7,627            5,092            4,888
Provisions for bad debts .........................      1,143              623              141              (10)              70
Other charge .....................................        785               --               --               --               --
Depreciation and amortization ....................     19,529           11,075            4,292            2,552            2,302
                                                    ---------        ---------        ---------        ---------        ---------
Operating income (loss) ..........................     14,984           23,229            6,984             (195)           1,158

Other income .....................................      1,934            1,235            1,341              293              461
Interest expense .................................     (3,815)          (4,330)          (1,148)            (265)            (260)
                                                    ---------        ---------        ---------        ---------        ---------

Income from continuing operations
  before income taxes ............................     13,103           20,134            7,177             (167)           1,359

Income taxes .....................................      5,235            7,609            2,324             (592)             293
                                                    ---------        ---------        ---------        ---------        ---------

Income from continuing operations ................  $   7,868        $  12,525        $   4,853        $     425        $   1,066
                                                    =========        =========        =========        =========        =========

Income from continuing operations per common share
Basic ............................................  $    0.49        $    0.96        $    0.46        $    0.04        $    0.11
                                                    =========        =========        =========        =========        =========
Diluted ..........................................  $    0.47        $    0.83        $    0.42        $    0.04        $    0.11
                                                    =========        =========        =========        =========        =========
Average common shares outstanding
Basic ............................................     16,070           13,083           10,448            9,899            9,732
Diluted ..........................................     16,891           15,069           11,439            9,899            9,732

BALANCE SHEET DATA
Working capital...................................  $  20,638        $  70,452        $   5,761        $   5,427        $   8,179
Total assets .....................................    232,067          208,987           61,870           33,990           22,474
Long-term debt, including Redeemable Stock .......     31,721           30,159           14,658            8,701            2,211
Shareholders' equity .............................    144,146          137,620           22,696           14,990           13,745

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         UTI is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of Texas, Oklahoma and New Mexico. The Company's rig fleet consists of 104 land drilling rigs that are well suited to the requirements of its markets. The Company's contract drilling services are performed through four regional drilling units and are marketed under the names FWA Drilling Company, FWA/Peterson Drilling Company, Southland Drilling Company and Triad Drilling Company. The Company also provides pressure pumping services in the Appalachian Basin.

         Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from a consolidation in the land drilling industry. To effect this strategy, the Company disposed of its oilfield distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and natural gas producing regions in the United States. Pursuant to this strategy, the Company acquired 66 rigs in five transactions during 1995, 1996 and 1997. The Company acquired an additional 20 rigs in three transactions during 1998. As a result of these acquisitions and increased rig utilization and dayrates caused by favorable market conditions, the Company's revenues grew substantially during 1996 and 1997. During the latter part of 1997 and during 1998, however, the Company and the United States contract drilling industry, in general, experienced significant declines in demand and pricing for their services. As a result of these depressed market conditions, the Company's fleet utilization decreased to 55% in 1998 from 72% in 1997 and dayrates also decreased.

         In response to these depressed industry conditions, the Company undertook a series of actions during the third quarter of 1998 designed to improve efficiency, increase productivity and make the Company more competitive in the market place. These actions included the streamlining of certain contract drilling operations, certain personnel changes and changes to the accounting and administrative functions, including the relocation of certain accounting functions from Oklahoma City to the Company's corporate headquarters in Houston. This consolidation of operations reduced the Company's number of regional operating units from nine to seven and reduced the Company's administrative staff by twenty individuals. As a result of these actions, the Company recorded a one-time other charge during 1998 of $.8 million, which included approximately $.6 million of employee-related expenses. The Company further reduced operating overhead by consolidating regional operations offices in Oklahoma and the Permian Basin and by implementing additional staff reductions, which will result in a charge during the first quarter of 1999 of approximately $.3 million. In addition, the Company sold certain non-strategic assets of its Appalachian Basin contract drilling division for $5.6 million, which will result in the Company recording a one-time gain of approximately $2.7 million during the first quarter of 1999. As a result of these initiatives, the Company believes that it has brought its cost and operating structure more in line with current industry conditions and has strengthened its balance sheet. In this regard, as of March 12, 1999, the Company had $17.0 million in cash and no borrowings under its $30.0 million credit facility.

         The Company currently does not expect market conditions in the contract drilling industry to improve until commodity prices for oil and natural gas increase substantially. In this regard, the Company has continued to see utilization rates and dayrates decrease during the first quarter of 1999 and expects its average utilization during the first quarter of 1999 to be less than the 44% average utilization experienced during the fourth quarter of 1998. Dayrates and contract prices for footage and turnkey wells also have declined during the first quarter of 1999. Although conditions in the contract drilling industry have significantly declined over prior periods and further declines are possible, the Company believes that its strong liquidity position and balance sheet provide it with the financial flexibility to withstand continued or additional deterioration in market conditions and react quickly to opportunities in the contract drilling industry.


RESULTS OF OPERATIONS

         The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oilfield service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend. Subsequent to year end, the United States land rig count has declined from 519 active rigs as of December 31, 1998 to 413 active rigs as of March 12, 1999.

         The following table presents certain results of operations data for the Company and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

                                                                            Years Ended December 31,
                                                                   ----------------------------------------
                                                                     1998            1997            1996
                                                                   --------        --------        --------
         Operating Data:
         ---------------
         Average U.S. land rig count .......................            671             801             673
         Number of owned rigs (at end of year) .............            109              89              65
         Average number of rigs owned during year ..........            100              82              59

         Contract Drilling:
         ------------------
         Operating days (2) ................................         20,308          21,576          11,912
         Utilization rate (3) ..............................             55%             72%             54%

         Pressure Pumping:
         -----------------
         Cementing jobs ....................................          2,296           2,245           2,094
         Stimulation jobs ..................................            996             951             905

         Financial Data (in thousands):
         --------------
         Revenues ..........................................       $186,157        $182,437        $ 97,301
                                                                   ========        ========        ========
         Gross profit ......................................       $ 48,285        $ 46,081        $ 19,044
                                                                   ========        ========        ========
         As a percentage of revenue ........................           25.9%           25.3%           19.6%
                                                                   ========        ========        ========
         Operating income ..................................       $ 14,984        $ 23,229        $  6,984
                                                                   ========        ========        ========

--------------------
(1) Baker Hughes, Inc. is an international oilfield service and equipment company which, for more than twenty years, has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2) An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the year ended December 31, 1998, the utilization rate of the Company's rigs, excluding stacked rigs, was 63%.


COMPARISON OF YEARS ENDED 1998 AND 1997

         Revenues by business segment for the years ended December 31, 1998 and 1997 are as follows:

                                              Years
                                        Ended December 31,             %
                                     -----------------------        Increase
                                       1998           1997         (Decrease)
                                     --------       --------        --------
                                         (in thousands)
         Revenues:
         ---------
         Land Drilling               $162,600       $161,265             0.8%
         Pressure Pumping              23,365         20,923            11.7%
         Other                            192            249           (22.9%)
                                     --------       --------
                                     $186,157       $182,437             2.0%
                                     ========       ========

         Land drilling revenues remained flat as a result of depressed market conditions resulting in decreased utilization rates and dayrates and prices received on footage and turnkey contracts, which was offset by additional revenues from acquisitions of additional rigs during 1997 and 1998. The increase in pressure pumping revenue is a result of an increase in pressure pumping jobs and related rates, which have not been adversely affected by declining oil and natural gas prices to the same extent as the Company's land drilling operations.

         Gross profit by business segment for the years ended December 31, 1998 and 1997 are as follows:

                                             Years
                                       Ended December 31,             %
                                     ---------------------        Increase
                                       1998          1997        (Decrease)
                                     -------       -------       ----------
                                        (in thousands)
         Gross Profit:
         -------------
         Land Drilling               $38,488       $37,376            3.0%
         Pressure Pumping              9,720         8,560           13.6%
         Other                            77           145          (46.9%)
                                     -------       -------
                                     $48,285       $46,081            4.8%
                                     =======       =======

         Pressure pumping's gross profit increased due to an increase in gross profit per job on stimulation jobs for the year ended December 31, 1998 compared to the same period of 1997.

         Selling, general and administrative expenses increased $.7 million during the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to acquisitions consummated during the third and fourth quarters of 1997 and during 1998.

         Provisions for bad debts increased $.5 million for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to existing industry conditions.

         The other charge of $.8 million for the year ended December 31, 1998 was the result of the streamlining of certain contract drilling operations and changes to the accounting and administrative functions.

         Depreciation and amortization expense increased $8.5 million during the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to acquisitions consummated during the third and fourth quarters of 1997 and during 1998.

         Interest expense decreased $.5 million during the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease was primarily due to a reduction in outstanding debt for the year ended December 31, 1998 compared to the same period of 1997. Average debt outstanding was $26.7 million during the year ended December 31, 1998 compared to $35.7 million for the year ended December 31, 1997. The effective interest rate for the year ended December 31, 1998 was 14.3% compared to 12.1% for the year ended December 31, 1997.

         Income taxes decreased $2.4 million during the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to lower taxable income in 1998. The Company's effective tax rate for the year ended December 31, 1998 was 40.0% and 37.8% for the year ended December 31, 1997, with the increase primarily attributable to goodwill amortization associated with the acquisitions that is nondeductible for tax purposes.


COMPARISON OF YEARS ENDED 1997 AND 1996

         Revenues by business segment for the years ended December 31, 1997 and 1996 are as follows:

                                          Years
                                  Ended December 31,                %
                                -----------------------         Increase
                                  1997           1996          (Decrease)
                                --------       --------        --------
                                    (in thousands)
         Revenues:
         ---------
         Land Drilling          $161,265       $ 81,534            97.8%
         Pressure Pumping         20,923         15,484            35.1%
         Other                       249            283           (12.0%)
                                --------       --------
                                $182,437       $ 97,301            87.5%
                                ========       ========

         Land drilling revenue increased for the year ended December 31, 1997 from the year ended December 31, 1996, primarily due to the increase in demand for drilling services combined with growth in the Company's rig fleet as a result of acquisitions consummated in 1996 and 1997. The Company's rig fleet was employed for 21,576 days during the year ended December 31, 1997 compared to 11,912 days in the corresponding period of 1996. The Company completed 3,196 pressure pumping jobs during the year ended December 31, 1997 as compared to 2,999 jobs for the year ended December 31, 1996. Revenue increases also reflected improvements in average dayrates and prices received for footage and turnkey contracts.

         Gross profit by business segment for the years ended December 31, 1997 and 1996 are as follows:

                                             Years
                                       Ended December 31,               %
                                    -----------------------         Increase
                                      1997           1996          (Decrease)
                                    --------       --------         --------
                                         (in thousands)
         Gross Profit (Loss):
         --------------------
         Land Drilling              $ 37,376       $ 13,989          167.2%
         Pressure Pumping              8,560          5,103           67.7%
         Other                           145            (48)         402.1%
                                    --------       --------
                                    $ 46,081       $ 19,044          142.0%
                                    ========       ========

         Gross profit increased for the year ended December 31, 1997 compared to the same period in 1996 due to higher revenues, increased prices and consolidation savings. Contract drilling gross profit as a percentage of revenue was 23.2% in 1997 and 17.2% for the year ended December 31, 1996. Pressure pumping gross profit as a percentage of revenue was 40.9% for the year ended December 31, 1997 and 33.0% for the corresponding period of 1996.

         Depreciation and amortization expense increased $6.8 million during the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to the acquisitions consummated during 1996 and 1997.

         Selling, general and administrative expenses increased $3.5 million primarily due to the acquisitions consummated during 1996 and 1997 and the related increase in the average number of rigs operated during the period. Selling, general and administrative expenses decreased to 6.1% as a percentage of revenues for the year ended December 31, 1997 compared to 7.8% for the year ended December 31, 1996.

         Interest expense increased $3.2 million during the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to interest on the debt associated with the acquisitions consummated during 1996 and 1997. Average debt outstanding was $35.7 million during the year ended December 31, 1997 compared to $15.2 million for the year ended December 31, 1996. The Company also incurred a one time prepayment penalty of $132,000 during the second quarter of 1997 in connection with a refinancing of indebtedness during the quarter.

         Interest income increased $.6 million during the year ended December 31, 1997 compared to the year ended December 31, 1996. In October of 1997, the Company completed a secondary offering of which the excess funds were invested in short-term, interest-bearing, investment-grade securities.

         Other income decreased $.7 million during the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily because the prior period included a one-time payment of $.7 million that the Company received as a result of a favorable resolution of a dispute with the United States government over mineral rights owned by the Company in Southeastern New Mexico.

         Income taxes increased $5.3 million during the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to higher taxable income in 1997. The Company's effective tax rate for the year ended December 31, 1997 was 37.8% compared to 32.4% for the year ended December 31, 1996. The increase in rates was primarily due to the utilization of net operating losses in 1996, with no such losses available in 1997 and the Company subject to a statutory rate of 35.0% in 1997 compared to 34.0% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         The Company's primary cash needs historically have been to fund working capital requirements, make capital expenditures to replace and expand its drilling rig fleet and for acquisitions. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's line of credit with Mellon Bank, N.A., as amended (the "Working Capital Line"). To date, acquisitions have been funded with available cash, borrowings and issuances of Common Stock and warrants to purchase Common Stock.

         In October 1997, the Company sold in a public offering 1,792,600 shares of Common Stock. Shares of Common Stock held by various shareholders of the Company were also sold in this offering, including 1,707,000 shares of Common Stock that were subject to outstanding warrants and options. The net proceeds from this offering to the Company, including approximately $13.0 million from the exercise of warrants and options to purchase shares of Common Stock that were sold in the offering, were approximately $80.0 million. The Company utilized approximately $27.9 million of the net proceeds to repay all of its outstanding debt other than its 12.0% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). The Company has utilized these available cash resources, together with its cash flows from operations, to fund acquisitions during 1998 as well as a stock repurchase program of up to $10.0 million in Common Stock. As a result, the Company had $10.3 million in cash and cash equivalents and no borrowings under the Working Capital Line as of December 31, 1998 compared to $58.3 million in cash and cash equivalents and no borrowings under the Working Capital Line as of December 31, 1997. The Company's working capital as of December 31, 1998 was $20.6 million compared to $70.5 million as of December 31, 1997. In addition, in March 1999, the Company sold certain non-strategic assets located in the Appalachian Basin for $5.6 million in cash. As a result, the Company had $17.0 million in cash and no borrowings under the Working Capital Line as of March 12, 1999. The Company intends to utilize these available cash resources, together with its cash flow from operations, to continue to fund its operations and to fund its stock repurchase program of up to $10.0 million.

         Net cash provided by operations was $31.6 million and $24.2 million, for 1998 and 1997, respectively. Such funds were utilized primarily to fund acquisitions and capital expenditures. Capital expenditures, excluding acquisitions, for the years ended December 31, 1998 and 1997 were $37.4 million and $18.4 million, respectively.

         Long Term Debt Facilities

         As of December 31, 1998, the Company had outstanding $31.7 million in debt. Such indebtedness included $25.0 million associated with a 1997 private placement of debt securities in connection with an acquisition and refinancing of existing indebtedness and $7.8 million of notes associated with an acquisition completed in 1998.

         Working Capital Line. On June 19, 1998, the Company entered into an amended Working Capital Line, which now provides for maximum borrowings of up to $30.0 million. Under the Working Capital Line, up to $1.6 million may be utilized for letters of credit. Borrowings under the Working Capital Line bear interest at the lower of the bank's prime rate or a LIBOR-based rate. Borrowings under the Working Capital Line mature on June 30, 2000 and are secured by all of the Company's accounts receivable and inventory (excluding the Company's drilling rigs, drilling equipment or drill pipe). The Working Capital Line contains covenants and restrictions customary in financial instruments of this type, including covenants relating to the maintenance of financial ratios, changes in control of the Company and limits on capital expenditures. As of December 31, 1998, the Company had no outstanding borrowings under this facility.

         Subordinated Notes. On April 11, 1997, the Company issued $25.0 million principal amount of 12.0% Subordinated Notes due 2001 (the "Subordinated Notes"). The Subordinated Notes were issued at a 2.0% discount along with seven-year warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share, of which warrants to purchase 720,000 shares of Common Stock were exercised in connection with the Company's October 1997 public offering. The Subordinated Notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness (unless certain pro forma financial coverage ratios are met), restrictions on dividends, distributions and other restricted payments.

         Promissory Notes. On July 31, 1998, the Company issued $7.8 million principal amount of unsecured promissory notes. The notes bear interest at 7.0% and mature on July 31, 2002. The notes were issued in connection with an acquisition.

         Stock Repurchase Program

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of March 12, 1999, the Company has utilized $3.3 million to repurchase 293,900 shares of Common Stock at an average purchase price of $11.15 per share. The Company expects to continue this stock repurchase program during 1999.

         Future Acquisitions and Capital Needs

         Management believes its internally generated cash, availability under the Working Capital Line and cash balances on hand will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months. The Company believes that its strong liquidity position also provides it with the financial flexibility to react quickly to opportunities in the contract drilling industry, including opportunities to make strategic acquisitions that the Company deems advisable given current industry conditions.

INFLATION

         Inflation has not had a significant impact on the Company's comparative results of operations.


YEAR 2000

         The Year 2000 Issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that it believes could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger accounting system. The Company does not believe that the Year 2000 Issue presents a material exposure as it relates to the Company's services. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

         For its information technology exposures, to date, the Company is 40% complete on the remediation phase and expects to complete software reprogramming and replacement no later than July 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems with all remediated systems expected to be fully tested and implemented by August 31, 1999 with 100% completion targeted for October 31, 1999.

         The Company has contacted its significant suppliers and subcontractors and, to date, the Company is not aware of any third parties with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company by causing such third parties to fail to timely deliver or supply needed material and services to or on behalf of the Company, thereby materially adversely affecting the Company's ability to deliver its services in a timely and cost-effective manner in accordance with Company standards or by causing third party customer's operations to temporarily shut-down or delay operations, thereby materially affecting demand for the Company's services. The effect of non-compliance by third parties is not determinable.

         The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 Project is estimated at $1.0 million and is being funded through operating cash flows. To date, the Company has incurred approximately $.4 million for new systems related to all phases of the Year 2000 Project, which has been capitalized. The total remaining project costs is attributable to the purchase of new software and operating equipment, which will also be capitalized.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 Issues in a timely manner. However, the Company has not yet completed all necessary phases of the Year 2000 Project. Disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 Project. The Company plans to evaluate the status of completion in July 1999 and determine whether such plans are necessary.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 effective December 31, 1998. The change did not have a significant effect on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131, which is effective for fiscal years beginning after December 15, 1997, established revised guidelines for determining an entity's operating segments, as well as the type and level of financial information to be disclosed. The Company adopted SFAS 131 effective December 31, 1998. The change did not have a significant effect on the Company's financial statements.

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the cost of software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company will adopt this standard in the first quarter of 1999. Management does not believe its adoption will have a significant effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133 no later than January 1, 2000. The change is not expected to have a significant effect on the Company's financial statements.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including but not limited to, in press releases, as part of the "Business", "Properties" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained in this report and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below. Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

         Among the factors that will have a direct bearing on the Company's results of operations and the contract drilling service industry in which it operates are changes in the prices of oil and natural gas and the volatility of the contract drilling service industry in general, including the effects of recent downturns in prices for oil and natural gas; and risks that a continuation of current industry conditions or further decline in industry conditions will adversely effect the demand for and pricing of the Company's services; any difficulties associated with the Company's ability to successfully integrate recent acquisitions; contractual risk associated with turnkey and footage contracts; the presence of competitors with greater financial resources; labor shortages; operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, sour gas, well fires and spills; labor shortages; domestic and world-wide political stability and economic growth; risks associated with the Year 2000 Issue and other risks associated with the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

         The risks related to the Year 2000 Issue and the dates on which the Company believes its Year 2000 Project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with the implementation of the Company's Year 2000 Project. Specific factors that might cause differences between the estimates and actual results, include but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 Project, resulting in part from uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the Year 2000 Issue that may affect its operations and business or expose it to third-party liability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The tables below provide information about the Company's financial instruments that are sensitive to changes in interest rates.

         For debt obligations, the tables below present expected cash flows and related weighted-average interest rates expected by maturity dates. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of December 31, 1998 and 1997.

                                                                                             Fair
                                              Expected Maturity Date                         Value
                              1999        2000         2001         2002         Total      12/31/98
                             ------      ------       ------       ------        -----      --------
                                   (in millions, except interest rate percentages)

Long Term Debt
--------------
Debt service (a) .....       $ 3.5        $ 3.5        $27.0        $ 8.1        $42.1        $33.0
Average effective
   interest rate .....        12.3%        12.3%        10.4%         7.0%        11.7%

                                                                                             Fair
                                                   Expected Maturity Date                    Value
                              1999        2000         2001         2002         Total      12/31/98
                             ------      ------       ------       ------        -----      --------
                                   (in millions, except interest rate percentages)

Long Term Debt
--------------
Debt service (a) .....       $ 3.0        $ 3.0        $ 3.0        $26.5        $35.5        $26.4
Average effective
   interest rate .....        14.0%        14.0%        14.0%        14.0%        14.0%

-------------
(a) Assumes scheduled maturities are funded with available resources.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company meeting the requirements of Regulation S-X (except Section 210.3-05 and Article 11 thereof) are included herein on pages F-1 through F-24 hereof.

         Other financial statements and schedules required under Regulation S-X, if any, are filed pursuant to Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                                          Page
    (1) Financial Statements of UTI Energy Corp:

           Index.....................................................................................     F-1

           Report of Independent Auditors............................................................     F-2

           Consolidated Balance Sheets at December 31, 1998 and 1997.................................     F-3

           Consolidated Statements of Income for the Years Ended
              December 31, 1998, 1997 and 1996.......................................................     F-4

           Consolidated Statements of Changes in Shareholders' Equity for the
              Years Ended December 31, 1998, 1997 and 1996...........................................     F-5

           Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996.......................................................     F-6

           Notes to Consolidated Financial Statements................................................     F-7


   (2) Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts...........................................     S-1

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   (3) The following Exhibits are filed as part of this Annual Report on Form 10-K.

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


        3.1     -         Restated Certificate of Incorporation of the Company (incorporated by reference to
                          Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

        3.2     -         Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment
                          No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

        3.3     -         Amendment to Restated Certificate of Incorporation (incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1994).

        3.4     -         Amendment to Restated Certificate of Incorporation, dated August 28, 1997, (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-3 (No.
                          333-35109)).

        3.5     -         By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        3.6     -         Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and ChaseMellon
                          Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 26, 1999, filed with the
                          Securities and Exchange Commission on March 4, 1999).

        3.7     -         Certificate of Designation, Powers, Preferences and Rights of Series I Preferred Stock,
                          dated February 26, 1999, (incorporated by reference to Exhibit 4.2 to the Company's
                          Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and
                          Exchange Commission on March 4, 1999).

        3.8     -         Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the Company's
                          Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and
                          Exchange Commission on March 4, 1999).

       EXHIBIT
       NUMBER                                        TITLE OR DESCRIPTION
       ------                                        --------------------


        4.1       -       See Exhibit No. 3.1 through 3.8 for provisions of the Restated Certificate of
                          Incorporation and amended By-laws of the Company defining the rights of the holders of
                          Common Stock.

        4.2       -       Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the
                          Company's Registration Statement on Form S-1 (No. 33-69726)).

        4.3       -       Registration Rights Agreement with Bear Stearns & Co. Inc., dated March 25, 1994, as assigned to Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        4.4       -       Stock Option Agreement, dated December 19, 1995, between the Company and Remy Consultants
                          Incorporated (incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to
                          Schedule 13D, dated August 8, 1996).

        4.5       -       Amended and Restated UTI  Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1997).

        4.6       -       Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland
                          Drilling Company, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current
                          Report on Form 8-K dated April 11, 1997).

        4.7       -       Note Purchase Agreement, dated April 11, 1997, by and among FWA Drilling Company, Inc.,
                          International Petroleum Service Company, Triad Drilling Company, Universal Well Services,
                          Inc., USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC
                          (incorporated by reference to Schedule 13D relating to the Company filed on April 22, 1997 by Canpartners Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis,
                          Joshua S. Friedman and R. Christian B. Evensen).

        4.8       -       Note, dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum
                          Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated
                          and Panther Drilling, Inc. to Canpartners Investments IV, LLC. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 11, 1997).

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


         4.9       -     Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Canpartners
                         Investments IV, LLC. (incorporated by reference to Exhibit 10.6 to the Company's Current
                         Report on Form 8-K dated April 11, 1997).

         4.10      -     Warrant, dated April 11, 1997, by and between UTI Energy Corp. and Canpartners Investments
                         IV, LLC. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on
                         Form 8-K dated April 11, 1997).

         4.11      -     Registration Rights Agreement, dated April 11, 1997, by and between UTI Energy Corp. and
                         Canpartners Investments IV, LLC. (incorporated by reference to Exhibit 10.8 to the
                         Company's Current Report on Form 8-K dated April 11, 1997).

         4.12      -     1993 Restricted Stock Plan (incorporated by reference to Amendment No. 1 to the Company's
                         Registration Statement on Form S-1 (No. 33-69726)).

         4.13      -     Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1997).

         4.14      -     1993 Non-Qualified Incentive Stock Option Plan (incorporated by reference to Amendment
                         No. 3 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

         4.15      -     Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit
                         4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         4.16      -     Form of Warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.17      -     Form of Warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


         4.18    -       Form of Note Payable, in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.19    -       Amended and Restated Loan and Security Agreement, dated June 19, 1998, by and among FWA
                         Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company,
                         Universal Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther
                         Drilling, Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A.
                         (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.20    -       Amended and Restated Note, dated June 19, 1998, by and among FWA Drilling Company, Inc.,
                         International Petroleum Service Company, Triad Drilling Company, Universal Well Services,
                         Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling, Inc., J.S.M. &
                         Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended
                         June 30, 1998).

         4.21    -       Amended and Restated Subordination Agreement, dated June 19, 1998, by and among FWA
                         Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company,
                         Universal Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther
                         Drilling, Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A.
                         (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.22    -       Amended and Restated Contribution Agreement, dated June 19, 1998, by and among FWA Drilling
                         Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal
                         Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling,
                         Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A.
                         (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

        10.1     -       For additional material contracts see Exhibits 4.3 through 4.22.

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


       10.2       -        Amended and Restated Employment Agreement with Vaughn E. Drum, dated December 19, 1996
                           (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                           dated January 27, 1997).

      *21.1       -        List of subsidiaries of the Company.

      *23.1       -        Consent of Ernst & Young LLP.

      *27         -        Financial Data Schedule.

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

                                UTI ENERGY CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



AUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Auditors.................................................................     F-2

    Consolidated Balance Sheets....................................................................     F-3

    Consolidated Statements of Income..............................................................     F-4

    Consolidated Statements of Changes in Shareholders' Equity.....................................     F-5

    Consolidated Statements of Cash Flows..........................................................     F-6

    Notes to Consolidated Financial Statements.....................................................     F-7

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
UTI Energy Corp.


We have audited the accompanying consolidated balance sheets of UTI Energy Corp. as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTI Energy Corp. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/ Ernst & Young LLP


Houston, Texas
February 18, 1999

                                UTI ENERGY CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                            DECEMBER 31,
                                                                                                     --------------------------
                                                                                                        1998            1997
                                                                                                     ----------      ----------

                                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................................................................     $   10,337      $   58,347
Accounts receivable, net of allowance for doubtful accounts of $1,919 in 1998 and $815 in 1997 .         25,485          34,359
Other receivables ..............................................................................          3,250           1,230
Materials and supplies .........................................................................            887           1,363
Prepaid expenses ...............................................................................          4,598             749
                                                                                                     ----------      ----------
                                                                                                         44,557          96,048
PROPERTY AND EQUIPMENT
Land ...........................................................................................          1,224           1,149
Buildings and improvements .....................................................................          3,324           2,819
Machinery and equipment ........................................................................        202,698         116,357
Oil and gas working interests ..................................................................          1,943           1,893
Construction in process ........................................................................          2,729           4,305
                                                                                                     ----------      ----------
                                                                                                        211,918         126,523
Less accumulated depreciation and amortization .................................................         47,070          31,508
                                                                                                     ----------      ----------
                                                                                                        164,848          95,015

GOODWILL, less accumulated amortization of $2,086 in 1998 and $652 in 1997 .....................         20,791          17,758
OTHER ASSETS ...................................................................................          1,871             166
                                                                                                     ----------      ----------

                                                                                                     $  232,067      $  208,987
                                                                                                     ==========      ==========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable................................................................................     $   17,649      $   14,087
Accrued payroll costs ..........................................................................          2,387           5,048
Accrued health insurance .......................................................................          1,284             764
Accrued income taxes ...........................................................................             --           3,375
Current portion of long-term debt ..............................................................             --              50
Other accrued expenses .........................................................................          2,599           2,272
                                                                                                     ----------      ----------
                                                                                                         23,919          25,596

LONG-TERM DEBT, less current portion ...........................................................         31,721          23,458
DEFERRED INCOME TAXES ..........................................................................         31,625          15,256
OTHER LIABILITIES ..............................................................................            656             356

COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCK
Common Stock, $.001 par value, 309 shares issued and 0 outstanding
   in 1998, 309 shares issued and outstanding in 1997 ..........................................             --           6,701
SHAREHOLDERS' EQUITY
Preferred Stock $.01 par value, 5,000 shares authorized,
  0 shares issued or outstanding in 1998 and 1997 ..............................................             --              --
Common Stock, $.001 par value, 50,000 shares authorized, 16,612 shares issued
  and 16,009 outstanding in 1998, 16,147 shares issued and outstanding in 1997 .................             17              16
Additional capital .............................................................................        128,825         120,208
Retained earnings ..............................................................................         25,309          17,441
Restricted stock plan unearned compensation ....................................................             --             (45)
Treasury Stock, 603 shares in 1998, 0 in 1997, at cost .........................................        (10,005)             --
                                                                                                     ----------      ----------
                                                                                                        144,146         137,620
                                                                                                     ----------      ----------

                                                                                                     $  232,067      $  208,987
                                                                                                     ==========      ==========

See accompanying notes.

                                UTI ENERGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                              YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                        1998             1997              1996
                                                      ---------       ----------         ---------

REVENUES .........................................    $ 186,157       $  182,437          $ 97,301

COST OF REVENUES..................................      137,872          136,356            78,257
                                                      ---------       ----------          --------

GROSS PROFIT......................................       48,285           46,081            19,044

OTHER COSTS AND EXPENSES
Selling, general and administrative...............       11,844           11,154             7,627
Provisions for bad debts..........................        1,143              623               141
Other charge......................................          785               --                --
Depreciation and amortization.....................       19,529           11,075             4,292
                                                      ---------       ----------          --------
                                                         33,301           22,852            12,060
                                                      ---------       ----------          --------

OPERATING INCOME..................................       14,984           23,229             6,984

OTHER INCOME (EXPENSE)
Interest expense..................................       (3,815)          (4,330)           (1,148)
Interest income...................................        1,084              689                83
Other, net........................................          850              546             1,258
                                                      ---------       ----------          --------
                                                         (1,881)          (3,095)              193
                                                      ---------       ----------          --------

INCOME BEFORE INCOME TAXES........................       13,103           20,134             7,177

INCOME TAXES......................................        5,235            7,609             2,324
                                                      ---------       ----------          --------

NET INCOME........................................    $   7,868       $   12,525          $  4,853
                                                      =========       ==========          ========

BASIC EARNINGS PER COMMON SHARE...................    $    0.49       $     0.96          $   0.46
                                                      =========       ==========          ========

DILUTED EARNINGS PER COMMON SHARE.................    $    0.47       $     0.83          $   0.42
                                                      =========       ==========          ========

AVERAGE COMMON SHARES OUTSTANDING
Basic ............................................       16,070           13,083            10,448
Diluted ..........................................       16,891           15,069            11,439


See accompanying notes.

                                UTI ENERGY CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                       COMMON STOCK                                         RESTRICTED
                                   -----------------------                    RETAINED      STOCK PLAN
                                     NUMBER         PAR        ADDITIONAL     EARNINGS       UNEARNED      TREASURY
                                   OF SHARES       $.001        CAPITAL       DEFICIT      COMPENSATION     STOCK          TOTAL
                                   ---------     ---------     ----------    ----------    ------------   ----------     ---------


Balance at December 31, 1995 ......  10,399      $      10     $  15,088     $      63   $      (171)     $      --      $  14,990

Net income ........................      --             --            --         4,853            --             --          4,853
Warrants issued ...................      --             --           710            --            --             --            710
Exercise of options ...............     408              1         1,838            --            --             --          1,839
Vesting of restricted stock plan ..      --             --           234            --            70             --            304
                                     ------      ---------     ---------     ---------    ----------      ---------      ---------
Balance at December 31, 1996 ......  10,807             11        17,870         4,916          (101)            --         22,696

Net income ........................      --             --            --        12,525            --             --         12,525
Issuance of Common Stock ..........   2,836              3        84,528            --            --             --         84,531
Warrants issued ...................      --             --         1,410            --            --             --          1,410
Exercise of warrants ..............   2,193              2        14,308            --            --             --         14,310
Exercise of options ...............     311             --         2,092            --            --             --          2,092
Vesting of restricted stock plan ..      --             --            --            --            56             --             56
                                     ------      ---------     ---------     ---------    ----------      ---------      ---------
Balance at December 31, 1997 ......  16,147             16       120,208        17,441           (45)            --        137,620

Net income ........................      --             --            --         7,868            --             --          7,868
Redemption of Redeemable Stock ....      --              1         6,701            --            --         (6,702)            --
Warrants issued ...................      --             --           411            --            --             --            411
Exercise of options ...............     156             --         1,505            --            --             --          1,505
Purchase of Treasury Stock ........    (294)            --            --            --            --         (3,303)        (3,303)
Vesting of restricted stock plan ..      --             --            --            --            45             --             45
                                     ------      ---------     ---------     ---------    ----------      ---------      ---------
Balance at December 31, 1998 ......  16,009      $      17     $ 128,825     $  25,309    $       --      $ (10,005)     $ 144,146
                                     ======      =========     =========     =========    ==========      =========      =========

See accompanying notes.

                                UTI ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     1998          1997          1996
                                                                   --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................     $  7,868      $ 12,525      $  4,853
Adjustments to reconcile net income to net cash
  provided by operations
    Depreciation .............................................       17,630        10,410         4,236
    Amortization .............................................        1,899           665            56
    Deferred income taxes ....................................        2,549         1,012           799
    Amortization of debt discount ............................          475           402            68
    Stock compensation expense ...............................           45            56           304
    Provisions for bad debts .................................        1,104           510           112
    Gain on disposal of fixed assets .........................         (579)         (774)         (517)
    Change in operating assets and liabilities, net of
      effect of businesses acquired
        Receivables and prepaids .............................        5,445       (16,670)       (7,990)
        Materials and supplies ...............................          477          (489)          (71)
        Accounts payable and accruals ........................       (2,622)       16,357         4,647
        Other ................................................       (2,723)          217          (174)
                                                                   --------      --------      --------
           Net cash provided by operating activities .........       31,568        24,221         6,323

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .........................................      (37,429)      (18,356)       (4,311)
Acquisitions of businesses, net of cash ......................      (34,300)      (36,847)       (6,000)
Proceeds from sale of property and equipment .................        1,530         1,373         1,113
                                                                   --------      --------      --------
           Net cash used by investing activities .............      (70,199)      (53,830)       (9,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt .....................           --        58,900         2,600
Repayments of long-term debt .................................          (52)      (52,559)       (2,467)
Repurchased stock ............................................      (10,005)           --            --
Proceeds from issuance of Common Stock .......................          678        81,045         1,039
                                                                   --------      --------      --------
           Net cash provided (used) by financing activities ..       (9,379)       87,386         1,172
                                                                   --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...........................................      (48,010)       57,777        (1,703)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ....................................................       58,347           570         2,273
                                                                   --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................     $ 10,337      $ 58,347      $    570
                                                                   ========      ========      ========


See accompanying notes.

                                UTI ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         UTI Energy Corp. (the "Company") is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations currently are concentrated in the prolific oil and natural gas producing basins of Texas, Oklahoma and New Mexico. As of December 31, 1998, the Company's rig fleet consisted of 109 land drilling rigs that were well suited to the requirements of its markets. The Company also provides pressure pumping services in the Appalachian Basin.

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

         Property and Equipment

         Property and equipment are stated at cost. Improvements are capitalized and depreciated over the period of benefit. The Company periodically reviews its long-lived assets for impairment. Provisions for impairment are charged to income when indicators of impairment are present and when it is considered probable that the carrying values of producing asset groups may not be recovered over their remaining service lives based on estimates of future net cash flows on an undiscounted basis. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in results of operations. Depreciation is determined by the straight-line method over the estimated useful lives of the related assets which are as follows: buildings--30 years, building improvements--7-10 years, machinery and equipment--2-15 years.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Goodwill

         Excess of cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 15 years. The Company periodically assesses goodwill for impairment. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

         Revenue Recognition

         Revenues are recognized when services have been performed. Revenues from footage and turnkey drilling contracts are recognized using the percentage of completion method of accounting. Losses, if any, are provided for in the period in which the loss is determinable.

         Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the SFAS 128 requirements.

         Stock Split

         The Company's Common Stock split 3:1 on September 5, 1997. In conjunction with the split, the authorized number of $.001 par Common Stock was increased from 10 million to 50 million shares. All references in the financial statements to number of shares, per share amounts and market prices of the Company's Common Stock have been retroactively restated to reflect the increased number of shares as a result of the split.

         Stock-Based Compensation

         The Company follows the method of accounting for employee stock compensation plans prescribed by APB No. 25, which is permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB No. 25, the Company has not recognized compensation expense for stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant, which is the measurement date.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 effective December 31, 1998. The change did not have a significant effect on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued
         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131, which is effective for fiscal years beginning after December 15, 1997, established revised guidelines for determining an entity's operating segments, as well as the type and level of financial information to be disclosed. The Company adopted SFAS 131 effective December 31, 1998. The change did not have a significant effect on the Company's financial statements.

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the cost of software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company will adopt the standard in the first quarter of 1999. Management does not believe its adoption will have a significant effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company plans to adopt the new Statement no later than January 1, 2000. This change is not expected to have a significant effect on the Company's financial statements.

         Reclassifications

         Certain items in the prior years' financial statements have been reclassified to conform with the presentation in the current year.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.       ACQUISITIONS

         On August 14, 1996, the Company purchased all of the capital stock of Viersen & Cochran Drilling Company ("Viersen"). Prior to that date, Viersen had been engaged in contract drilling in Oklahoma but had suspended its operations. The consideration paid for Viersen consisted of (i) $6.0 million in cash; (ii) a two-year $8.0 million promissory note executed by the Company in favor of the Seller; and (iii) stock warrants with a two-year term to purchase 600,000 shares of the Company's Common Stock at $5.00 per share. On April 11, 1997, the Company prepaid the Promissory Note at a contractually agreed upon discounted balance of $7.6 million plus accrued interest. The acquisition of Viersen was accounted for using the purchase method, and Viersen's operating results since August 14, 1996, have been consolidated with the operating results of the Company. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         On January 27, 1997, the Company acquired the contract drilling assets of Quarles Drilling Corporation ("Quarles") for $16.2 million, consisting of $8.1 million in cash and 733,779 shares of Common Stock (after adjustment pursuant to the purchase agreement). The acquired assets consisted of nine land drilling rigs, various equipment, rig components and other equipment used in Quarles' contract drilling business. The acquisition was accounted for using the purchase method and Quarles' operating results since January 27, 1997 have been consolidated with the operating results of the Company. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         On April 11, 1997, the Company acquired the land drilling operations of Southland Drilling Company Ltd. ("Southland") for approximately $27.1 million in cash and a five-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $16.00 per share. The acquired assets consisted of nine land drilling rigs, various equipment, components and other equipment used in Southland's contract drilling business. The acquisition was accounted for using the purchase method and Southland's operating results since April 11, 1997 have been consolidated with the operating results of the Company. Goodwill of $10.1 million have been recorded related to this acquisition.

         On September 11, 1997, the Company acquired all of the capital stock of J.S.M. & Associates, Inc. ("JSM") for 618,748 shares of Common Stock and $2.6 million in cash. Prior to this date, JSM was an independent contract land driller in the Permian Basin. JSM's assets at the time of acquisition included seven land drilling rigs, an office and warehouse in Odessa, Texas and approximately $1.0 million in networking capital. The acquisition was accounted for using the purchase method of accounting and JSM's operating results since September 11, 1997 have been consolidated with the operating results of the Company. Goodwill of $9.1 million has been recorded related to this acquisition.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.       ACQUISITIONS (Continued)

         On April 9, 1998, the Company acquired Peterson Drilling Company ("Peterson"), for a total purchase price of $20.4 million in cash, which the Company funded from cash on hand following the public offering in October 1997. Peterson's assets included eight drilling rigs, as well as related drilling equipment, office facilities in Midland, Texas and approximately $4.5 million in net working capital. The acquisition has been accounted for under the purchase method of accounting. Goodwill of $3.6 million has been recorded related to this acquisition.

         On June 24, 1998, the Company acquired the land drilling assets of LaMunyon Drilling Corporation ("LaMunyon") for $12.2 million in cash, which the Company funded from cash on hand following the Company's public offering in October 1997. The acquired assets consisted of five land drilling rigs, related spare parts, office equipment and rolling stock. The acquisition has been accounted for using the purchase method of accounting. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         On July 31, 1998, the Company acquired Suits Enterprises, Inc. ("Suits") for a total of approximately $11.1 million, comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of Common Stock. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. Included in the acquisition are Suits' seven complete drilling rigs plus assorted spare parts and drilling equipment and a fleet of rolling stock. The acquisition has been accounted for using the purchase method of accounting. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         The following pro forma operating results reflect the inclusion of Quarles and Southland for all of 1997 and Peterson for all of 1998 and 1997 (such pro forma operating results, however, exclude the operations of JSM prior to September 11, 1997, the LaMunyon assets prior to June 24, 1998 and Suits prior to July 31, 1998, as these acquisitions were not significant to the Company's operations):

                                                                Years Ended December 31,
                                                        -----------------------------------------
                                                           1998                           1997
                                                        ----------                    -----------
                                                         (in thousands, except per share amounts)

         Revenues ...............................       $  192,306                    $  213,863
                                                        ==========                    ==========

         Net income .............................       $    8,526                    $   13,114
                                                        ==========                    ==========

         Diluted earnings per common share ......       $     0.50                    $     0.87
                                                        ==========                    ==========

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.       LONG-TERM DEBT

         The Company's long-term debt at December 31, 1998 and 1997 consisted of the following:

                                               December 31,
                                           -------------------
                                             1998        1997
                                           -------     -------
                                             (in thousands)

         Subordinated notes ..........     $25,000     $25,000
         Promissory notes ............       7,790          --
         Other .......................          --          52
                                           -------     -------
                                            32,790      25,052
         Less: unamortized discount ..       1,069       1,544
         Less: current portion .......          --          50
                                           -------     -------

                                           $31,721     $23,458
                                           =======     =======

         Subordinated Notes

         On April 11, 1997, the Company issued $25.0 million principal amount of subordinated notes at a 2% discount and 1.2 million seven-year warrants for shares of Common Stock with an exercise price of $10.83 per share. The Company assigned a value of $1.4 million to the warrants issued and is amortizing this cost to interest expense over the life of the borrowing. The subordinated notes bear interest at 12%, payable quarterly until the notes mature on April 11, 2001. Early retirement of this debt is not permitted under the terms of the agreement prior to April 11, 1999. The notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness (unless certain pro forma financial coverage ratios are met), restrictions on dividends, distributions and other restricted payments.

         Promissory Notes

         On July 31, 1998, in conjunction with the acquisition of Suits, the Company executed four-year $7.8 million unsecured promissory notes to the sellers. The notes bear interest at a fixed rate of 7.0% and mature on July 31, 2002.

         Working Capital Line

         The Company maintains a revolving credit agreement ("Working Capital Line") with a certain financial institution. Total borrowings and letters of credit available under this agreement were increased in 1998 from $12.4 million to $30.0 million. Borrowings under the agreement bear interest at the lower of the bank's prime rate or other rate options available at the time of borrowing (7.75% at December 31, 1998 and 8.5% at December 31, 1997). The Working

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.       LONG-TERM DEBT (Continued)

         Capital Line, which is to be used for working capital and general corporate purposes, is secured by the pledge of the Company's accounts receivable and inventory. The Working Capital Line contains covenants and restrictions customary in financial instruments of this type, including covenants relating to the maintenance of financial ratios, changes in control of the Company and limits on capital expenditures. There were no borrowings under this facility in 1998. The Company incurs a commitment fee of .25% of unused borrowings. A $1.6 million standby letter of credit is issued under this agreement.

4.       LEASES

         Future minimum payments, for each year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1998 (in thousands):

                   1999............................................  $       486
                   2000............................................          413
                   2001............................................          341
                   2002............................................          240
                   2003 and thereafter.............................           63
                                                                     -----------
                   Total minimum lease payments....................  $     1,543
                                                                     ===========

         Rental expense for all operating leases was approximately $511,000, $472,000 and $448,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

6.       REDEEMABLE STOCK

         As part of the JSM acquisition, the former shareholders of JSM obtained the contractual right to put back to the Company, at $21.66 per share, one half of the shares issued by the Company in the business combination (309,374 shares). On January 6, 1998, the former shareholders of JSM exercised these puts. The Company has treated this repurchase as a 1998 treasury stock purchase and has assigned a value of $21.66 per share.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.       WARRANTS

         The Company issued warrants to purchase 75,000 and 25,000 shares of Common Stock at an exercise price of $26.50 and $35.00 per share, respectively, as part of the consideration paid to acquire Suits. The warrants are exercisable, in whole or in part, for five years beginning July 31, 1998.

         The Company issued warrants to purchase 1.2 million shares of Common Stock at an exercise price of $10.83 per share to an investment company as consideration for financing obtained in April 1997. From this issuance of warrants, 720,000 shares of Common Stock were exercised in 1997. The remaining warrants are exercisable, in whole or in part, for seven years beginning April 11, 1997.

         The Company issued warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $16.00 per share as part of the consideration paid to acquire the land drilling operations of Southland. From this issuance, warrants for 105,000 shares of Common Stock were exercised in 1997. The remaining warrants are exercisable, in whole or in part, for five years beginning April 11, 1997.

8.       OTHER CHARGE

         During 1998, the Company incurred a $.8 million charge related to a series of actions taken to improve efficiency, increase productivity and make the Company more competitive in the market place. The actions included the relocation of certain accounting functions and the reduction of regional operating offices from nine to seven.

9.       INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows:

                                                          December 31,
                                                    ----------------------
                                                      1998          1997
                                                    --------      --------
                                                        (in thousands)
         Deferred tax assets
         Alternative minimum tax credits ......     $     36      $    272
         Investment tax credits ...............          184           232
         Accrued expenses .....................        1,845         1,591
                                                    --------      --------
                   Total deferred tax asset ...        2,065         2,095

         Deferred tax liabilities
         Depreciation .........................      (33,690)      (17,351)
                                                    --------      --------

              Net deferred tax liability ......     $(31,625)     $(15,256)
                                                    ========      ========

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.       INCOME TAXES (Continued)

         Management assesses the realizability of the Company's deferred tax assets on a continuous basis and adjusts the valuation allowance in the event that circumstances change affecting the realization of the deferred tax assets.

         During 1997, the Company reduced its valuation allowance related to investment tax credit carryforwards to zero since management believed that it was more likely than not that the deferred tax asset would be realized primarily from future taxable income produced through certain tax planning strategies. These credits expire by 2001. The Company utilizes the flow-through method for recognizing investment tax credits.

         The components of the provision for income taxes are as follows:

                                               Years Ended December 31,
                                             ----------------------------
                                              1998        1997       1996
                                             ------      ------     ------
                                                   (in thousands)
         Income taxes:
         -------------
         Current:
         Federal ..........................  $2,372      $5,681     $1,372
         State ............................     314         916        153
                                             ------      ------     ------
                                              2,686       6,597      1,525

         Deferred:
         Federal ..........................   2,540       1,005        740
         State ............................       9           7         59
                                             ------      ------     ------
                                              2,549       1,012        799
                                             ------      ------     ------
                                             $5,235      $7,609     $2,324
                                             ======      ======     ======

         The difference between tax expense computed at the federal income tax rate of 35% for 1998 and 1997 and 34% for 1996 and actual tax expense is as follows:

                                                  Years Ended December 31,
                                             -------------------------------
                                               1998         1997        1996
                                             --------     --------    ------
                                                     (in thousands)

         Taxes applied to pre-tax income ...  $ 4,586     $ 7,047    $ 2,440
         State income tax ..................      204         595        141
         Change in statutory tax rate ......       --         435         --
         Permanent differences, principally
          nondeductible expenses ...........      588          38        123
         Change in valuation allowance .....       --        (232)      (404)
         Other .............................     (143)       (274)        24
                                              -------     -------    -------
                                              $ 5,235     $ 7,609    $ 2,324
                                              =======     =======    =======

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Years Ended December 31,
                                                                    -------------------------------
                                                                     1998         1997       1996
                                                                    -------     -------     -------
                                                               (in thousands, except per share amounts)
         Numerator:
         Net income ...........................................     $ 7,868     $12,525     $ 4,853
                                                                    =======     =======     =======
         Denominator:
         Denominator for basic earnings per
           share - weighted-average shares ....................      16,070      13,083      10,448
         Effect of dilutive securities:
              Stock options ...................................         745       1,286         756
              Warrants ........................................          76         676         235
              Other ...........................................          --          24          --
                                                                    -------     -------     -------
              Dilutive potential common shares ................         821       1,986         991
                                                                    -------     -------     -------

              Denominator for diluted earnings per
                share-adjusted weighted-average
                shares and assumed conversions ................      16,891      15,069      11,439
                                                                    =======     =======     =======

         Basic earnings per share .............................     $  0.49     $  0.96     $  0.46
                                                                    =======     =======     =======

         Diluted earnings per share ...........................     $  0.47     $  0.83     $  0.42
                                                                    =======     =======     =======

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



11.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Years Ended December 31,
                                                            ----------------------------
                                                                1998             1997
                                                            -----------      -----------
                                                                  (in thousands)
         Noncash Investing and Financing Activities:
         Quarles acquisition with Common Stock
            issuance .....................................    $   --           $ 8,100
         Southland acquisition with warrants granted .....        --                10
         JSM acquisition with Common Stock and
            Redeemable Stock .............................        --            16,086
         JSM acquisition, deferred tax liability
            recorded .....................................        --             5,183
         Tax benefit of exercised stock options
            reflected in additional capital ..............       828             1,403
         Debt retired in conjunction with warrant
             conversion to Common Stock ..................        --             1,000
         Peterson acquisition, deferred tax liability
             recorded ....................................     7,360                --
         Suits acquisition with long-term debt
             issued ......................................     7,790                --
         Suits acquisition with warrants granted .........       411                --
         Suits acquisition, deferred tax liability
             recorded ....................................     6,460                --

                                                               Years Ended December 31,
                                                            ----------------------------
                                                             1998       1997       1996
                                                            ------     ------     ------
                                                                   (in thousands)
         Cash Paid During the Period for:
         Interest ........................................  $3,239     $3,523     $  893
         Income taxes ....................................   7,996      1,624      1,389


12.     STOCK PLANS

        In December 1993, the Company established a Restricted Stock Plan and a Non-Qualified Stock Option Plan. Under the Restricted Stock Plan, 150,000 shares of Common Stock were awarded to certain full-time employees of the Company. Common Stock awarded under the Restricted Stock Plan vests in five equal annual installments contingent upon the beneficiaries' continued employment by the Company. As of December 31, 1998 all shares were vested.

        Under the Non-Qualified Stock Option Plan, the Company awarded options to senior management to purchase 1,459,800 shares of Common Stock with an exercise price of $2.67 per share. The options vest in five equal annual installments contingent upon continued employment by the Company. On December 15, 1995, the options were repriced from $2.67 to prices ranging from $1.77 (the fair market value on December 15, 1995) to $2.13, depending upon the individual as well as the vesting date of the option. In addition, the term of each option was reduced from ten years from the original date of grant to five years from date of repricing. As of December 31, 1998 options to purchase 530,920 shares were exercisable and all option shares were vested.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12.     STOCK PLANS (Continued)

        In July 1996, the Company's shareholders approved the award of options to purchase 360,000 shares of the Company's Common Stock at a price equal to the fair market value of the stock at the date of grant to REMY Investors and Consultants, Inc. ("Remy"). Remy is the general partner of REMY Capital Partners III, L.P. which is an owner of 21.9% of the Company's Common Stock. These options were vested at the grant date and expire five years from the date of grant. The options were awarded as a result of the services Remy rendered in connection with the acquisition and related financing of FWA Drilling Company, Inc. and the Company's sale of the assets of Union Supply Company. As of December 31, 1998, options to purchase 78,000 shares were exercisable and there were no unvested options.

        In July 1996, the Company's shareholders approved the Non-Employee Director Stock Option Plan (Director Plan), a non-qualified stock option plan. Under the Director Plan, options to purchase up to an aggregate of 300,000 shares of Common Stock of the Company may be granted to non-employee directors of the Company. The Director Plan provides for the grant of an option to purchase 7,500 shares of Common Stock to each non-employee director as of December 19, 1995 and to each future non-employee director as of the date he or she is first elected. Options granted pursuant to the Director Plan stipulate that the purchase price per share be equal to the fair market value of the Common Stock as of the date of grant. Commencing on December 31, 1996, each non-employee director who has served for a period of at least one year will automatically be granted on each December 31 an option to purchase 3,750 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock as of the date of grant. As of December 31, 1998, options to purchase 52,500 shares of Common Stock were exercisable and options to purchase 15,000 shares of Common Stock were unvested. No options under this plan will be granted after December 18, 2005. All options issued expire five years from the date of grant with exercise prices ranging from $1.88 to $25.88.

        In July 1996, the Company's shareholders approved the UTI Energy Corp. 1996 Employee Stock Option Plan. Under the plan, the Company can award options of up to 900,000 shares of Common Stock to certain full-time employees at a price equal to the fair market value of the stock at the date the option is granted. Options to purchase 813,700 shares of Common Stock have been awarded. On August 12, 1998, certain of the options were repriced from $20.00 and $11.38 to $9.88 (the fair market value on the date of repricing). As of December 31, 1998, options to purchase 581,200 shares of Common Stock were exercisable and options to purchase 125,000 shares of Common Stock were unvested. The options vest from immediately to five years with exercise prices ranging from $4.58 to $9.88.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.     STOCK PLANS (Continued)

        In August 1997, the Company's shareholders approved the UTI Energy Corp. 1997 Long-Term Incentive Plan. Under the plan, the Company can award options of up to 600,000 shares of Common Stock to certain full-time employees at a price equal to the fair market value of the stock at the date the option is granted. Under the plan, the Company can also issue stock appreciation rights, restricted stock or performance awards. On August 12, 1998, certain of the options were repriced from $13.94, $16.25 and $31.63 to $9.88 (the fair market value on the date of repricing). As of December 31, 1998, options to purchase 60,000 shares of Common Stock were exercisable and options to purchase 474,625 shares of Common Stock were unvested. The options vest from immediately to five years with exercise prices ranging from $9.88 to $16.25.

        SFAS 123 requires that pro forma information regarding net income and earnings per share be presented as if the Company had accounted for its employee stock options under the fair value method as defined in that Statement for options granted or modified after December 31, 1994. The fair value for applicable options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.91%, 5.11%, and 6.70%; dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of .669, .529 and .438 and a weighted average expected life of the option of 3.20, 2.60 and 3.52 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12.     STOCK PLANS (Continued)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          Years Ended December 31,
                                                ----------------------------------------
                                                   1998           1997          1996
                                                ----------     ----------     ----------
                                                (in thousands, except per share amounts)

         Pro forma net income .............     $    5,105     $   10,359     $    4,739

         Pro forma earnings per share:
         Basic ............................     $     0.32     $     0.79     $     0.45
         Diluted ..........................     $     0.30     $     0.69     $     0.41


         A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                                  Shares Under        Weighted-Average
                                                     Option            Exercise Price
                                                  ------------        ----------------
         Outstanding, December 31, 1995 ...         1,842,300            $     2.09
         Granted ..........................           296,250                  4.86
         Exercised ........................          (408,342)                 2.54
         Canceled .........................          (160,578)                 2.67
                                                    ---------

         Outstanding, December 31, 1996 ...         1,569,630                  2.43
         Granted ..........................           997,825                 21.22
         Exercised ........................          (592,980)                 2.02
                                                    ---------

         Outstanding, December 31, 1997 ...         1,974,475                 12.05
         Granted ..........................         1,006,375                 10.51
         Exercised ........................          (156,480)                 4.33
         Canceled .........................          (907,125)                22.17
                                                    ---------

         Outstanding, December 31, 1998 ...         1,917,245            $     7.05
                                                    =========

         Exercisable, December 31,
               1995 .......................         1,133,700            $     2.12
               1996 .......................           923,040            $     1.88
               1997 .......................         1,123,172            $     7.85
               1998 .......................         1,302,620            $     5.45

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12.      STOCK PLANS (Continued)

         Weighted-average fair value of options granted during 1998, 1997 and 1996 were $5.12, $8.72 and $1.86 per share, respectively.

         Exercise price for options outstanding as of December 31, 1998, ranged from $1.77 per share to $25.88 per share. The weighted-average remaining contractual life of those options is 3.34 years.


13.      DEFINED CONTRIBUTION PLANS

         The Company maintained two defined contribution plans which were merged January 1, 1997. Employees who have completed one year of service (1,000 active work hours) and are age 21 or older are eligible to participate. The Company matches $.50 for each dollar contributed by the employee up to 4% of the employee's total annual compensation. The Company may make an additional discretionary contribution. For the years ended December 31, 1998, 1997 and 1996, the Company made matching contributions totaling approximately $298,000, $396,000 and $406,000, respectively.


14.      FINANCIAL INSTRUMENTS

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company provides allowances for potential credit losses when necessary.

         The Company maintains cash balances with various financial institutions. These financial institutions are located throughout the country and Company policy is designed to limit exposure to any one institution. However, at December 31, 1998, the Company had 64% of its cash and cash equivalents in one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy to ensure high credit quality.

         Cash and cash equivalents, accounts receivable and accounts payable:
         The carrying amounts reported in the balance sheets approximate fair value.

         Long-term debt: The carrying amounts included in the balance sheets of the Company's borrowings under its revolving bank credit arrangements and promissory notes approximate fair value. The fair value of the subordinated notes are estimated to be $33.0 million versus its carrying value of $31.7 million. The fair value was estimated by management based upon estimates of current interest rates available to the Company at the balance sheet date for similar issues.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



15.      INDUSTRY SEGMENT INFORMATION

         The Company has two reportable segments: land drilling and pressure pumping. The Company's reportable segments are business units that offer different services.

         The Company evaluates performance and allocates resources based on profit or loss from operations before other income (expense) and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         The other category in the segment breakdown is attributable to investments in oil and gas properties. This segment has not met the quantitative thresholds for determining reportable segments. There are no intersegment sales and transfers.

                                                           Years Ended
                                                           December 31,
                                             --------------------------------------
                                                1998           1997          1996
                                             ---------      ---------      --------
                                                         (in thousands)
         Revenues
         --------
         Land Drilling....................   $ 162,600      $ 161,265      $ 81,534
         Pressure Pumping.................      23,365         20,923        15,484
         Other............................         192            249           283
                                             ---------      ---------      --------
                                             $ 186,157      $ 182,437      $ 97,301
                                             =========      =========      ========

         Selling, General and Administrative
         -----------------------------------
         Land Drilling ...................   $   5,048      $   5,097      $  2,846
         Pressure Pumping.................       3,611          3,197         2,874
         Other ...........................          --             --            --
                                             ---------      ---------      --------
                                                 8,659          8,294         5,720
         Corporate .......................       3,185          2,860         1,907
                                             ---------      ---------      --------
                                             $  11,844      $  11,154      $  7,627
                                             =========      =========      ========

         Operating Income (Loss)
         -----------------------
         Land Drilling (1) ...............   $  13,915      $  21,499      $  7,483
         Pressure Pumping (1).............       5,098          4,540         1,539
         Other (1) .......................          19             91           (99)
                                             ---------      ---------      --------
                                                19,032         26,130         8,923
         Other Charge ....................        (785)            --            --
         Corporate .......................      (3,263)        (2,901)       (1,939)
                                             ---------      ---------      --------
                                             $  14,984      $  23,229      $  6,984
                                             =========      =========      ========

         Depreciation and Amortization
         -----------------------------
         Land Drilling ...................   $  18,350      $  10,252      $  3,519
         Pressure Pumping ................       1,043            728           690
         Other ...........................          58             54            51
                                             ---------      ---------      --------
                                                19,451         11,034         4,260
         Corporate .......................          78             41            32
                                             ---------      ---------      --------
                                             $  19,529      $  11,075      $  4,292
                                             =========      =========      ========

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



15.      INDUSTRY SEGMENT INFORMATION (Continued)

                                                        Years Ended
                                                        December 31,
                                              ------------------------------
                                                1998        1997        1996
                                              -------     -------     ------
                                                      (in thousands)
         Capital Expenditures
         --------------------
         Land Drilling.....................   $32,912     $16,282     $3,383
         Pressure Pumping..................     3,895       1,676        724
         Other.............................        50         136        138
                                              -------     -------     ------
                                               36,857      18,094      4,245
         Corporate.........................       572         262         66
                                              -------     -------     ------
                                              $37,429     $18,356     $4,311
                                              =======     =======     ======


                                                December 31,  December 31,
                                                    1998         1997
                                                  --------     --------
                                                     (in thousands)
         Segment Assets
         --------------
         Land Drilling.....................       $204,283     $142,903
         Pressure Pumping..................         14,799       11,553
         Other.............................            404          413
                                                  --------     --------
                                                   219,846      154,869
         Corporate                                  12,581       54,118
                                                  --------     --------
                                                  $232,067     $208,987
                                                  ========     ========

---------------------
(1) Operating income is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, interest or income taxes.

         In 1998, revenues from one customer of the Company's land drilling segment (Anadarko Petroleum Corp.) represented approximately 11% of consolidated revenue and approximately 10% of total accounts receivable at December 31, 1998. In 1997, revenues from one customer of the Company's land drilling segment (Pioneer Natural Resources) accounted for approximately 18% of consolidated revenue.

                                UTI ENERGY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



16.      SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Quarterly financial information for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                            1st Qtr      2nd Qtr      3rd Qtr      4th Qtr        Total
                                                           ---------    ---------    ---------    ---------     ---------
                                                                      (in thousands, except per share amounts)

         1998
         ----
                  Revenues ...........................     $ 48,317     $ 48,403     $ 48,690     $ 40,747      $186,157
                  Gross Profit .......................       13,364       13,391       12,977        8,553        48,285
                  Net Income (Loss) ..................        3,547        3,102        1,624         (405)        7,868

                  Earnings (Deficit) Per Share
                  Basic ..............................         0.22         0.19         0.10        (0.03)         0.49
                  Diluted ............................         0.21         0.18         0.10        (0.02)         0.47

         1997
         ----
                  Revenues ...........................     $ 34,368     $ 42,440     $ 50,310     $ 55,319      $182,437
                  Gross Profit .......................        7,006        9,340       13,502       16,233        46,081
                  Net Income .........................        1,844        1,777        3,894        5,010        12,525

                  Earnings Per Share
                  Basic ..............................     $   0.16     $   0.15     $   0.31     $   0.30      $   0.96
                  Diluted ............................     $   0.14     $   0.13     $   0.26     $   0.28      $   0.83

         1996
         ----
                  Revenues ...........................     $ 20,406     $ 19,659     $ 26,269     $ 30,967      $ 97,301
                  Gross Profit .......................        3,837        3,526        5,425        6,256        19,044
                  Net Income .........................        1,200          481        1,610        1,562         4,853

                  Earnings Per Share
                  Basic ..............................         0.12         0.05         0.15         0.15          0.46
                  Diluted ............................         0.12         0.04         0.14         0.13          0.42


17.      SUBSEQUENT EVENT

         During March 1999, the Company sold the drilling assets of its Pennsylvania-based subsidiary for $5.6 million in cash resulting in a net gain of approximately $2.7 million. Included in the transaction were five drilling rigs as well as related support equipment, including rolling stock, spare parts, tools and inventory.

                                UTI ENERGY CORP.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                       Balance at                           Balance
                                       Beginning                            at End
Description                            of Period  Additions(1) Deductions  of Period
-----------                            ---------  ------------ ----------  ---------
                                                      (in thousands)
Year Ended December 31, 1998
  Deducted from asset accounts:
    Allowance for doubtful
      accounts .....................     $  815     $1,143     $   39(2)     $1,919
                                         ======     ======     ======        ======


Year Ended December 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful
      accounts .....................     $  305     $  623     $  113(2)     $  815
                                         ======     ======     ======        ======


Year Ended December 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful
      accounts .....................     $  193     $  141     $   29(2)     $  305
                                         ======     ======     ======        ======


(1)  Net of recoveries.
(2)  Uncollectible accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTI ENERGY CORP.

By:  /s/ VAUGHN E. DRUM
     ------------------------------
     Vaughn E. Drum, President,
     Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                                              TITLE                                          DATE
            ---------                                              -----                                          ----



/s/ MARK S. SIEGEL                                       Chairman and Director                              March 30, 1999
-----------------------------------                                                                         --------------
Mark S. Siegel


/s/ VAUGHN E. DRUM                                       President, Chief Executive Officer                 March 29, 1999
-----------------------------------                      and Director                                       --------------
Vaughn E. Drum


/s/ JOHN E. VOLLMER III                                  Vice President, Treasurer and                      March 30, 1999
-----------------------------------                      Chief Financial Officer                            --------------
John E. Vollmer III


/s/ BRUCE SAUERS                                         Vice President and                                 March 30, 1999
-----------------------------------                      Chief Accounting Officer                           --------------
Bruce Sauers


/s/ KENNETH N. BERNS                                     Director                                           March 29, 1999
-----------------------------------                                                                         --------------
Kenneth N. Berns


/s/ CURTIS W. HUFF                                       Director                                           March 30, 1999
-----------------------------------                                                                         --------------
Curtis W. Huff


/s/ TERRY H. HUNT                                        Director                                           March 29, 1999
-----------------------------------                                                                         --------------
Terry H. Hunt


/s/ NADINE C. SMITH                                      Director                                           March 30, 1999
-----------------------------------                                                                         --------------
Nadine C. Smith


/s/ ROBERT B. SPEARS                                     Director                                           March 29, 1999
-----------------------------------                                                                         --------------
Robert B. Spears

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


        3.1       -       Restated Certificate of Incorporation of the Company (incorporated by reference to
                          Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

        3.2       -       Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment
                          No. 1 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

        3.3       -       Amendment to Restated Certificate of Incorporation (incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1994).

        3.4       -       Amendment to Restated Certificate of Incorporation, dated August 28, 1997, (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-3 (No.
                          333-35109)).

        3.5       -       By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        3.6       -       Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and ChaseMellon
                          Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 26, 1999, filed with the
                          Securities and Exchange Commission on March 4, 1999).

        3.7       -       Certificate of Designation, Powers, Preferences and Rights of Series I Preferred Stock,
                          dated February 26, 1999, (incorporated by reference to Exhibit 4.2 to the Company's
                          Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and
                          Exchange Commission on March 4, 1999).

        3.8       -       Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the Company's
                          Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and
                          Exchange Commission on March 4, 1999).

       EXHIBIT
       NUMBER                                        TITLE OR DESCRIPTION
       ------                                        --------------------


        4.1       -       See Exhibit No. 3.1 through 3.8 for provisions of the Restated Certificate of
                          Incorporation and amended By-laws of the Company defining the rights of the holders of
                          Common Stock.

        4.2       -       Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the
                          Company's Registration Statement on Form S-1 (No. 33-69726)).

        4.3       -       Registration Rights Agreement with Bear Stearns & Co. Inc., dated March 25, 1994, as assigned to Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

        4.4       -       Stock Option Agreement, dated December 19, 1995, between the Company and Remy Consultants
                          Incorporated (incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to
                          Schedule 13D, dated August 8, 1996).

        4.5       -       Amended and Restated UTI  Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1997).

        4.6       -       Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland
                          Drilling Company, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current
                          Report on Form 8-K dated April 11, 1997).

        4.7       -       Note Purchase Agreement, dated April 11, 1997, by and among FWA Drilling Company, Inc.,
                          International Petroleum Service Company, Triad Drilling Company, Universal Well Services,
                          Inc., USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC
                          (incorporated by reference to Schedule 13D relating to the Company filed on April 22, 1997 by Canpartners Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis,
                          Joshua S. Friedman and R. Christian B. Evensen).

        4.8       -       Note, dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum
                          Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated
                          and Panther Drilling, Inc. to Canpartners Investments IV, LLC. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 11, 1997).

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


         4.9      -       Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Canpartners
                          Investments IV, LLC. (incorporated by reference to Exhibit 10.6 to the Company's Current
                          Report on Form 8-K dated April 11, 1997).

         4.10     -       Warrant, dated April 11, 1997, by and between UTI Energy Corp. and Canpartners Investments
                          IV, LLC. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on
                          Form 8-K dated April 11, 1997).

         4.11     -       Registration Rights Agreement, dated April 11, 1997, by and between UTI Energy Corp. and
                          Canpartners Investments IV, LLC. (incorporated by reference to Exhibit 10.8 to the
                          Company's Current Report on Form 8-K dated April 11, 1997).

         4.12      -     1993 Restricted Stock Plan (incorporated by reference to Amendment No. 1 to the Company's
                         Registration Statement on Form S-1 (No. 33-69726)).

         4.13      -     Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1997).

         4.14      -     1993 Non-Qualified Incentive Stock Option Plan (incorporated by reference to Amendment No.
                         3 to the Company's Registration Statement on Form S-1 (No. 33-69726)).

         4.15      -     Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit
                         4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         4.16      -     Form of Warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.17    -       Form of Warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


         4.18    -       Form of Note Payable, in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder's name on such exhibit (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.19    -       Amended and Restated Loan and Security Agreement, dated June 19, 1998, by and among FWA
                         Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company,
                         Universal Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther
                         Drilling, Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A.
                         (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.20    -       Amended and Restated Note, dated June 19, 1998, by and among FWA Drilling Company, Inc.,
                         International Petroleum Service Company, Triad Drilling Company, Universal Well Services,
                         Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling, Inc., J.S.M. &
                         Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended
                         June 30, 1998).

         4.21    -       Amended and Restated Subordination Agreement, dated June 19, 1998, by and among FWA
                         Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company,
                         Universal Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther
                         Drilling, Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A.
                         (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

         4.22    -       Amended and Restated Contribution Agreement, dated June 19, 1998, by and among FWA Drilling
                         Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal
                         Well Services, Inc., USC, Incorporated, UTI Energy Corp., UTICO, Inc., Panther Drilling,
                         Inc., J.S.M. & Associates, Inc., Peterson Drilling Company and Mellon Bank, N.A.
                         (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

        10.1     -       For additional material contracts see Exhibits 4.3 through 4.22.

       EXHIBIT
       NUMBER                                           TITLE OR DESCRIPTION
       ------                                           --------------------


       10.2       -        Amended and Restated Employment Agreement with Vaughn E. Drum, dated December 19, 1996
                           (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K
                           dated January 27, 1997).

      *21.1       -        List of subsidiaries of the Company.

      *23.1       -        Consent of Ernst & Young LLP.

      *27         -        Financial Data Schedule.

*Filed herewith.