Form 10-K/A
period 1998-12-31
UTI ENERGY CORP
filed 1999-04-30
CIK 912899

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT

          Filed pursuant to Section 12, 13, or 15(d) of the Securities

                              Exchange Act of 1934


                                UTI ENERGY CORP.
                                ----------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                           Commission File No. 1-12542


                                 AMENDMENT NO. 1



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth in the pages attached hereto:


                        Part III, Items 10, 11, 12 and 13

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Set forth below is the name, age as of April 1, 1999, and position of each of the directors and executive officers of the Company Class I directors' terms expire in 2001, Class II directors' terms expire in 1999 and Class III directors' terms expire in 2000.


NAME                    AGE     POSITION
----                    ---     --------
Mark S. Siegel          48      Chairman of the Board and Class II Director
                                (director since 1995)

Vaughn E. Drum          53      President, Chief Executive Officer and Class III
                                Director (director since 1986)

Kenneth N. Berns        39      Class II Director (director since 1995)

Curtis W. Huff          41      Class I Director (director since 1997)

Terry H. Hunt           50      Class I Director (director since 1994)

Nadine C. Smith         41      Class I Director (director since 1995)

Robert B. Spears        72      Class III Director (director since 1994)

John E. Vollmer III     43      Vice President, Secretary, Treasurer and Chief
                                Financial Officer

Bruce Sauers            35      Vice President and Corporate Controller

Royce W. Elliot         48      Vice President and Controller of Drilling
                                Operations

----------

      Mark S. Siegel - Mr. Siegel has served as Chairman of the Board and a director of the Company since March 14, 1995. Mr. Siegel has been President of Remy Investors and Consultants, Incorporated ("Remy Investors") since 1993. From 1992 to 1993, Mr. Siegel was President, Music Division, Blockbuster Entertainment Corp. From 1988 through 1992, Mr. Siegel was an Executive Vice President of Shamrock Holdings, Inc. and Managing Director of Shamrock Capital Advisors, Incorporated. Mr. Siegel is a Director of Applause Enterprises, Inc., Modern Videofilm, Inc. and Variflex Inc. Mr. Siegel holds a B.A. from Colgate University and a J.D. from Boalt Hall School of Law.

      Vaughn E. Drum - Mr. Drum has served as President, Chief Executive Officer and a director of the Company since December 1986. From 1980 through November 1986, Mr. Drum served in various capacities for UGI Development Company ("UGIDC"), a subsidiary of UGI Corporation. Mr. Drum holds a B.S. in Petroleum Engineering from Marietta College.

      Kenneth N. Berns - Mr. Berns has served as a director of the Company since May 24, 1995. Mr. Berns has been an employee of Remy Investors since 1994. From 1990 through 1994, Mr. Berns was employed by affiliated real estate development and management companies, including Ridge Properties, Ltd., Ridge Development, Ltd. and Spound


Company. Prior to 1990, Mr. Berns was a senior manager of Spicer & Oppenheim and a Vice President of Cantor Fitzgerald Financial Corporation. Mr. Berns is the majority stockholder of RD Management, Inc., which is the general partner of Ridge Properties, Ltd. Mr. Berns is a Certified Public Accountant and holds a Bachelors Degree in Business Administration from San Diego State University and a Masters Degree in Taxation from Golden Gate University.

      Curtis W. Huff - Mr. Huff has served as a director of the Company since December 1997. Mr. Huff has served as Senior Vice President and General Counsel of Weatherford International, Inc. since June 1998.. Prior to such time, Mr. Huff was a partner at the law firm of Fulbright & Jaworski L.L.P., Houston, Texas.

      Terry H. Hunt - Mr. Hunt is Senior Vice President - Strategic Planning of PP&L Resources, Inc. Mr. Hunt served as the President and Chief Executive Officer of Penn Fuel Gas, Inc., a natural gas and propane distribution company from 1992 to April 1999. From 1989 to 1992, Mr. Hunt was the President and Chairman of Carnegie Natural Gas Company, a gas distribution and transportation company, and of Apollo Gas Company, a natural gas distributor. From 1984 through 1988, he served as Vice President of Delhi Gas Pipeline Corporation, an intrastate pipeline company. Mr. Hunt holds a Bachelor of Engineering degree from the University of Saskatchewan, Canada and a M.B.A. from Southern Methodist University.

      Nadine C. Smith - Ms. Smith is President and Chief Executive Officer of Enidan Capital, an investment company that makes equity investments in public and privately held companies, Prior to co-founding Enidan Capital in 1997, Ms. Smith was an investment banker and principal with NC Smith & Co. and The First Boston Corporation and a management consultant with McKinsey & Co. Ms. Smith also is President and Chief Executive Officer of Sirrom Resource Funding LP, which finances environmental companies. Ms. Smith is a director of American Retirement Corporation, Sirrom Partners, L.P. and Carson Private Capital, G.P., L.L.C. and Shield Life Insurance Company. Ms. Smith earned a Bachelors Degree in economics from Smith College and a Masters degree in business from Yale University.

      Robert B. Spears - Since 1989, Mr. Spears has served as the Chairman and Vice President, Business Development of Spears & Associates, Inc., a firm which he founded in 1965. Spears & Associates is a leading research-based consulting firm to the oil and natural gas industry worldwide.

      John E. Vollmer -Mr Vollmer has served as Vice President and Chief Financial Officer of the Company since July 1998. Mr. Vollmer was a financial consultant from October 1997 until joining the Company in 1998. From 1992 until October 1997, Mr. Vollmer served in a variety of capacities at Blockbuster Entertainment, including Senior Vice President-Finance and Chief Financial Officer of Blockbuster Entertainments' Music Division. Mr. Vollmer is a Certified Public Accountant and holds a B. A., Accounting from Michigan State University.

      Bruce Sauers - Mr. Sauers has served as Vice President of the Company since August 1998 and as Corporate Controller since December 1996. Prior to joining the Company in 1996, Mr. Sauers was a Manager in a regional public accounting firm. Mr. Sauers is a Certified Public Accountant and holds a B. S. in Business Administration from Shippensburg University of Pennsylvania.

      Royce W. Elliot - Mr. Elliott has served as Vice President and Controller of Drilling Operations since August of 1998. From December 1986 through July of 1998, Mr. Elliott was Division Controller for UTI drilling operations. From 1981 through November 1986, he was a Division Controller for UGI Development Company, a subsidiary of UGI Corporation. Mr. Elliott is a Certified Public Accountant and holds a B.S. in Business Administration from Wichita State University.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during 1998, all filing requirements applicable to officers, directors, and greater than ten-percent stockholders were complied with, except that Mr. Drum reported the exercise of a stock option to purchase 12,500 shares on Form 5 rather than on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning compensation for 1998, 1997 and 1996 earned by or paid to the Company's Chief Executive Officer, the Company's other executive officers whose total annual salary and bonus exceeded $100,000 in 1998, and each employee for whom disclosure would be required except for the fact such individual was not serving as an executive officer of the Company as of December 31, 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation                Long Term Compensation Awards
                                                      ----------------------------------- -----------------------------------------
                                                                                          Restricted    Securities
                                                                             Other Annual   Stock       Underlying      All Other
                                                                             Compensation  Award(s)      Options       Compensation
Name and Principal Position                  Year     Salary $     Bonus $       (1) $       R          SARs(#)(2)         (3) $
-------------------------------------        ----     --------     --------  ------------ ----------    ----------     ------------
Vaughn E. Drum ......................        1998     $170,040     $200,000        --        --          12,500(4)      $  3,229
President and Chief .................        1997      156,530      115,681        --        --          42,500            5,959
Executive Officer ...................        1996      144,950       58,912        --        --         291,960(5)         2,899

Mark S. Siegel ......................        1998      100,000         --          --        --         385,000(4)          --
Chairman of the Board ...............        1997         --           --          --        --         550,000             --
                                             1996         --           --          --        --            --               --

Royce Elliot(6) .....................        1998       84,085       36,706        --        --           7,500(4)         2,303
Vice President and Controller of ....        1997       73,292       28,158        --        --           8,000            3,054
Drilling Operations .................        1996       58,974       20,401        --        --            --              1,876

----------

1. The aggregate amounts of perquisites and other personal benefits, securities or property is less than 10% of each executive officer's combined annual salary and bonus during the applicable year.

2. Share amounts have been adjusted to reflect the Company's three-for-one stock dividend effected in September 1997.

3. Amounts set forth for 1998, 1997 and 1996 reflect the Company's contributions or other allocations to defined contribution plans.



4. In August 1998, the Board of Directors of the Company approved the repricing of substantially all options granted to employees of the Company during 1997. Pursuant to such action, Messrs. Drum, Siegel and Elliott each had options to purchase 12,500, 385,000 and 5,000 shares of Common Stock repriced, which are included in this table as new grants during 1998.

5. Relates to stock options repriced during 1995 and approved by the stockholders of the Company during 1996.

6. Mr. Elliot became an officer of the Company in August, 1998. Prior to such time he was an employee of the Company.



Compensation Pursuant to Employee Benefit Plans

      The Company maintains several plans intended to provide incentives to its key employees. These plans are described below (share amounts have been adjusted to reflect the Company's three-for-one stock dividend effected in September
1997).

      Incentive Compensation Plan. The Company maintains an Incentive Compensation Plan established in 1987 (the "ICP"). Under the ICP, specified management employees of the Company or any subsidiary with at least 90 days of service may be eligible to receive a cash bonus following each plan year based on a comparison of financial performance against targets established for each plan year.

      1996 Employee Stock Option Plan. In August 1996, the Company's shareholders approved the Company's 1996 Employee Stock Option Plan (the "1996 Plan"). In November 1997, the 1996 Plan was amended and restated by the Board of Directors to reflect the Company's three-for-one stock split approved by the stockholders at the 1997 Annual Meeting of Stockholders. Under the 1996 Plan, the Company can award options on up to 900,000 shares of Common Stock to certain employees at a price equal to the fair market value of the stock at the date the option is granted. During 1997 and 1998, the Company awarded options to purchase 813,700 shares of Common Stock under the 1996 Plan. The 1996 Plan currently is administered by the Company's Compensation Committee. There are currently only 86,300 shares of Common Stock available for grant under the 1996 Plan.

      1997 Long-Term Incentive Plan. In August 1997, the stockholders approved the 1997 Plan. In November 1997, the 1997 Plan was amended and restated by the Board of Directors to reflect the Company's three-for-one stock split approved by the stockholders at the 1997 Annual Meeting of Stockholders. Under the 1997 Plan, the Company may grant stock options, stock appreciation rights issued independent or in tandem with such options ("SAR"), restricted stock awards and performance awards to certain employees of the Company and its subsidiaries. Currently, there are 600,000 shares of Common Stock authorized for issuance under the 1997 Plan. Options are to be granted at a price not less than the fair market value of the Common Stock on the date the option is granted, and the exercise price of any SAR is to be determined by the Compensation Committee on the date of grant. During 1998, the Company awarded options to purchase 534,625 shares of Common Stock pursuant to the 1997 Plan. The options granted in 1997 vest over one to five years. The 1997 Plan currently is administered by the Company's Compensation Committee. There are currently only 65,375 shares of Common Stock available for grant under the 1997 Plan.


      The following table sets forth information regarding grants of stock options to the Named Executive Officers during 1998. Except for options to purchase 2,500 shares of Common Stock granted to Mr. Elliott in connection with his promotion to Vice President and Controller of Drilling Operations in August 1998, all stock options reflected in this table relate to the repricing of stock options originally granted in 1997, which are considered new grants for the purpose of this table.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF
                            NUMBER OF        PERCENT OF TOTAL                                        STOCK PRICE
                           SECURITIES         OPTIONS/SARS                                         APPRECIATION FOR
                            UNDERLYING         GRANTED TO       EXERCISE OR                          OPTION TERM
                           OPTIONS/SARS       EMPLOYEES IN      BASE PRICE     EXPIRATION      ------------------------
         NAME                GRANTED          FISCAL YEAR         ($/SH)          DATE           5% ($)       10% ($)
--------------------       ------------      ----------------  -------------   ----------      ---------     ---------
Vaughn E. Drum .....           12,500                1.2%           9.875       8/12/03           34,104        75,360
Mark S. Siegel .....          385,000               38.3%           9.875       8/12/03        1,050,388     2,321,083
Royce W. Elliot ....            7,500(5)           0.891%      $    9.875(6)    8/12/03           20,462        45,216



      The following table sets forth information concerning stock options exercised in 1998 and stock options unexercised at December 31, 1998 for the Named Executive Officers:

   AGGREGATED OPTION/SAR EXERCISES IN 1998 AND VALUE TABLE AT DECEMBER 31,1998

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                             SHARES                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                            ACQUIRED        VALUE           OPTIONS/SARS AT               OPTIONS/SARS
                               ON          REALIZED        DECEMBER 31, 1998           AT DECEMBER 31,1998
         NAME               EXERCISE         ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
--------------------        --------       --------    -------------------------    -------------------------
Vaughn E. Drum .....         50,000        342,710         271,960 / 12,500             $1,292,657 / $0
Mark S. Siegel .....             --             --        350,000 / 200,000                 242,970 / 0
Royce W. Elliot ....             --             --            3,000 / 7,500                       0 / 0




      Employment Contracts

      The Company has an employment agreement with Mr. Drum. The annual salary currently payable under such agreement is $170,000, which may be increased by the Company's Board of Directors or the Compensation Committee. The agreement has an initial term of five years continuing through December 2000, and automatically extends for an additional year upon the completion of the five-year term unless either party provides notice to the other of the intention


                                       6-
to terminate such contract 120 days prior to the termination date. In addition, the employment agreement entitles Mr. Drum to receive four weeks paid vacation per year and to participate fully in all employee plans and fringe benefit programs established by the Company after the date of the contract in which other senior executives of the Company are eligible to participate.

      In the event of a termination due to Mr. Drum's death or disability, his estate is entitled to receive unused vacation pay, a pro-rated portion of the bonus (the "Pro-rated Bonus") which would have been payable to Mr. Drum under the ICP Plan had he been employed at the end of the year in which the termination occurred (the "Annual Bonus"), and a separation payment equal to the product of Mr. Drum's compensation in the most recent calendar year (such amount is referred to herein as a "Year's Compensation"), and a fraction, the denominator of which is 260, and the numerator of which is the number of months of Mr. Drum's service with the Company and a previous parent, UGI Corporation, but in any event not more than six months of compensation (the "Separation Payment"). Additionally, Mr. Drum is entitled to the vesting of all of the employee's interests, if any, under the Company's stock option plans and any other employee plans of the Company ("Plan Vesting"). In the event an employee retires in accordance with the Company's retirement policies, such employee is entitled to receive unused vacation pay, Pro-rated Bonus, Separation Payment and Plan Vesting (but only to the extent provided in the Company's employee benefit plans for retiring employees).

      If Mr. Drum is terminated by the Company without cause, he is entitled to receive termination pay of one year's salary, unused vacation pay, Separation Payment, Annual Bonus and Plan Vesting. In addition, Mr. Drum is entitled to the continuation of all employee benefits, without any increase in cost to him, for a period of 18 months following termination.

      In connection with the Company's relocation of its corporate headquarters from Wayne, Pennsylvania to Houston, Texas, the Company agreed in January 1997 to increase Mr. Drum's annual salary to $170,000 per year, accelerated vesting on any unvested options held by him, and agreed to provide relocation assistance if and when Mr. Drum's employment with the Company is terminated.

      In 1997, the Compensation Committee approved employed arrangements with Mr. Siegel and Mr. Berns providing for annual salaries of $100,000 and $50,000 for a period of five years. In the event of a change in control of the Company, the Company's obligation to pay such salaries would end and Mr. Siegel and Mr. Berns would each be entitled to payment of one year's salary and vesting of all options granted in connection with such employment agreements. Both Mr. Siegel and Mr. Berns are entitled to receive bonuses for extraordinary services solely within the discretion of the Board of Directors and Compensation Committee.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to November 1997, grants of stock options to the Company's executive officers and Mr. Siegel and Mr. Berns as well as salary levels of the Company's executive officers were approved by the full Board of Directors. In November 1997, the Board of Directors delegated these responsibilities to the Compensation Committee, which is comprised of Messrs. Hunt and Spears. Although the full Board of Directors authorized the repricing of options during 1998 (with Messrs. Siegel, Drum and Berns abstaining), it is intended that the Compensation Committee will determine compensation awarded to the Company's executive officers, as well as Mr. Siegel and Mr. Berns, in the future. Item 13 sets forth certain transactions between members of the Board of Directors and the Company.


ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT


      The following table sets forth, as of the April 30, 1999, the stock ownership of the Company's named executive officers and directors individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                                      Amount and Nature of
                   Name of                            Beneficial Ownership          Percent
               Beneficial Owner                                                     of Class
------------------------------------------------      --------------------          --------
Other Beneficial Owners:

     REMY Capital Partners III, L.P.                         3,514,762(1)             21.9%
     1801 Century Park East, Suite 1111
     Los Angeles, CA   90067

     REMY Investors & Consultants,                           3,580,762(1)             22.3
     Incorporated
     1801 Century Park East, Suite 1111
     Los Angeles, CA   90067

     Pilgrim Baxter & Associates Ltd.                        1,289,200(2)              7.8
     825 Duportail Road
     Wayne, PA 19087

Directors and Executive Officers:

     Mark S. Siegel                                          3,930,762(1)             23.9

     Vaughn E. Drum                                            398,360(3)              2.4

     Kenneth N. Berns                                           67,000(4)              [*]

     Curtis W. Huff                                              7,500(5)              [*]

     Terry H. Hunt                                              17,100(6)              [*]

     Nadine C. Smith                                            19,000(6)              [*]

     Robert B. Spears                                           15,900(6)              [*]

     Royce W. Elliott                                            5,500(3)              [*]

(All Directors and Executive Officers as a group             4,461,122(7)             26.5
-- 10 persons)

* indicates less than 1.0%

----------

(1) The Common Stock beneficially owned by Remy Investors, which is the general partner of Remy, includes the 3,514,762 shares of Common Stock owned by Remy as well as presently exercisable options to purchase 66,000 shares of Common Stock held by Remy Investors. The Common Stock beneficially owned by Mr. Siegel, who is the President and sole stockholder of Remy Investors, includes the 3,580,762 shares of Common Stock and warrants beneficially owned by Remy Investors as well as presently exercisable options to purchase 350,000 shares of Common Stock held by Mr. Siegel, but does not include 200,000 shares underlying stock options held by Mr. Siegel, which options are not presently exercisable and will not become exercisable with sixty days.


(2) Based solely upon Schedule 13G filed with the Securities and Exchange Commission.


(3) Includes shares underlying presently exercisable stock options held by the following individuals in the following amounts: Mr. Drum, 271,960 shares; and Mr. Elliott, 3,000 shares. Does not include shares underlying stock options held by the following individuals which options are not presently exercisable and will not become exercisable within sixty days in the following amounts: Mr. Drum, 12,500 shares; and Mr. Elliott, 7,500 shares.


(4) Represents presently exercisable warrants and options to purchase 67,000 shares owned by Mr. Berns. Does not include 50,000 shares underlying options that are not presently exercisable within 60 days and does not include shares of Common Stock or warrants beneficially owned by Remy Investors by whom Mr. Berns is employed. Mr. Berns disclaims beneficial ownership of such shares and warrants.

(5) Includes presently exercisable options to purchase 7,500 shares owned by Mr. Huff. Does not include 3,750 shares underlying stock options held by Mr. Huff which options are not presently exercisable and will not become exercisable within sixty days.

(6) Includes presently exercisable options to purchase 15,000 shares owned by each of Mr. Hunt, Ms. Smith and Mr. Spears. Does not include options to purchase 3,750 shares owned by each of such individuals, which are not exercisable within sixty days.

(7) Includes presently exercisable options to purchase 810,460 shares of Common Stock. Does not include options to purchase 417,500 shares and by such individuals which are not exercisable within 60 days

         Except as stated herein, there are no arrangements known to the Company which may result in a change in control of the Company and each shareholder has sole voting and investment power with respect to the Company's Common Stock included in the above table.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In connection with Remy Capital Partners III, L.P.'s ("Remy") acquisition of its ownership interest in the Company in March 1995, Remy succeeded to a registration rights agreement with the Company (the "Registration Agreement") which provides Remy with the right to require the Company to use its best efforts to register shares held by Remy under the Securities Act. In the event that such rights are exercised in connection with a primary offering proposed by the Company (or a secondary offering with which the Company agrees to participate), Remy would bear its pro-rata share of the costs of the offering, other than legal, accounting and printing costs which are to be borne by the Company. In the event that Bear, Stearns elected to exercise such rights otherwise than in connection with an offering proposed by the Company, all costs of the offering will be borne by it. These rights continue so long as Remy continues to own Common Stock acquired by it. The right to a demand registration may be exercised three times.

         Mr. Mark S. Siegel, Chairman of the Company, is President and sole stockholder of Remy Investors, which is the General Partner of Remy. Kenneth N. Berns, a director and employee of the Company, is an employee of Remy Investors.

         On April 27, 1999, the Company and Remy announced that they had agreed to form a new joint venture that will purchase substantially all of the assets of Fracmaster, Ltd., a Canadian corporation. The terms and conditions of this joint venture have not yet been established.

         The law firm of Fulbright & Jaworski L.L.P., of which Mr. Huff, a director of the Company, was a partner until June 1998, acted as the Company's principal outside legal counsel in 1998 and is continuing to do so in 1999. Mr. Huff is currently Of-Counsel to Fulbright & Jaworski L.L.P.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UTI ENERGY CORP.

Dated:   April 30, 1999           By:           /s/ John E. Vollmer
                                     -------------------------------------------
                                                  John E. Vollmer
                                              Chief Financial Officer





