Form 10-Q
period 1999-03-31
UTI ENERGY CORP
filed 1999-05-17
CIK 912899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from                to             .
                                               --------------    ------------

Commission File Number 1-12542

                                UTI ENERGY CORP.
                                ----------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                                      23-2037823
--------------------------------------------------               ------------------------------------------
  (State or other jurisdiction of incorporation)                    (I.R.S. Employer Identification No.)

             SUITE 225N
       16800 GREENSPOINT PARK
            HOUSTON, TEXAS                                  77060
----------------------------------------        ---------------------------
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

                16,489,281 SHARES OF COMMON STOCK AT MAY 3, 1999.

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998........................................................       3

               Condensed Consolidated Statements of Income for the Three Months
                Ended March 31, 1999 and 1998................................................       4

               Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1999 and 1998...................................       5

               Notes to Condensed Consolidated Financial Statements..........................       6

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................      12


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.............................................................      20

Item 2.        Changes in Securities.........................................................      20

Item 6.        Exhibits and Reports on Form 8-K..............................................      21

               Signatures....................................................................      22

PART I  FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                UTI ENERGY CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)

                                                                                               MARCH 31,   DECEMBER 31,
                                                                                                 1999          1998
                                                                                             ------------  ------------
                                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents ................................................................   $     20,320  $     10,337
Accounts receivable, net of allowance for doubtful accounts
  accounts of $2,219 in 1999 and $1,919 in 1998 ..........................................         20,180        25,485
Other receivables ........................................................................            176         3,250
Deferred income taxes ....................................................................          2,075            --
Materials and supplies ...................................................................            631           887
Prepaid expenses .........................................................................          8,136         4,598
                                                                                             ------------  ------------
                                                                                                   51,518        44,557
PROPERTY AND EQUIPMENT
Land .....................................................................................          1,224         1,224
Buildings and improvements ...............................................................          3,324         3,324
Machinery and equipment ..................................................................        196,341       202,698
Oil and gas working interests ............................................................          1,991         1,943
Construction in process ..................................................................          3,577         2,729
                                                                                             ------------  ------------
                                                                                                  206,457       211,918
Less accumulated depreciation and amortization ...........................................         47,648        47,070
                                                                                             ------------  ------------
                                                                                                  158,809       164,848

GOODWILL, less accumulated amortization of $2,460 in 1999
  and $2,086 in 1998 .....................................................................         20,417        20,791
OTHER ASSETS .............................................................................          1,706         1,871
                                                                                             ------------  ------------

                                                                                             $    232,450  $    232,067
                                                                                             ============  ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable .........................................................................   $     12,121  $     17,649
Accrued payroll costs ....................................................................          2,352         2,387
Accrued health insurance .................................................................          1,288         1,284
Other accrued expenses ...................................................................          2,730         2,599
                                                                                             ------------  ------------
                                                                                                   18,491        23,919

LONG-TERM DEBT, less current portion .....................................................         31,840        31,721
DEFERRED INCOME TAXES ....................................................................         35,876        31,625
OTHER LIABILITIES ........................................................................            656           656

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value, 5,000 shares authorized, 17,092 issued and 16,489
  outstanding in 1999, 16,612 shares issued and 16,009 outstanding in 1998 ...............             17            17
Additional capital .......................................................................        130,522       128,825
Retained earnings ........................................................................         25,053        25,309
Treasury Stock, 603 shares in 1999 and 1998, at cost .....................................        (10,005)      (10,005)
                                                                                             ------------  ------------
                                                                                                  145,587       144,146
                                                                                             ------------  ------------
                                                                                             $    232,450  $    232,067
                                                                                             ============  ============

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                    1999          1998
                                                  --------      --------
REVENUES ....................................     $ 32,536      $ 48,317

COST OF REVENUES ............................       25,907        35,390
                                                  --------      --------

GROSS PROFIT ................................        6,629        12,927

OTHER COSTS AND EXPENSES
Selling, general and administrative .........        2,724         2,728
Provisions for bad debts ....................          292           429
Other charge (note 5) .......................          260            --
Depreciation and amortization ...............        5,834         3,801
                                                  --------      --------
                                                     9,110         6,958
                                                  --------      --------

OPERATING INCOME (LOSS) .....................       (2,481)        5,969

OTHER INCOME (EXPENSE)
Interest expense ............................       (1,028)         (879)
Interest income .............................          126           647
Other, net (note 4) .........................        2,955           103
                                                  --------      --------
                                                     2,053          (129)
                                                  --------      --------

INCOME (LOSS) BEFORE INCOME TAXES ...........         (428)        5,840

INCOME TAXES ................................         (172)        2,293
                                                  --------      --------

NET INCOME (LOSS) ...........................     $   (256)     $  3,547
                                                  ========      ========

BASIC EARNINGS (LOSS) PER COMMON SHARE ......     $  (0.02)     $   0.22
                                                  ========      ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE ....     $  (0.02)     $   0.21
                                                  ========      ========

AVERAGE COMMON SHARES OUTSTANDING
Basic .......................................       16,211        16,151
Diluted .....................................       16,469        17,256

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                           ----------------------
                                                                                             1999          1998
                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................................     $   (256)     $  3,547
     Adjustments to reconcile net income (loss) to net cash
       provided by operations
        Depreciation .................................................................        5,293         3,491
        Amortization .................................................................          541           310
        Deferred income taxes ........................................................        2,176           240
        Amortization of debt discount ................................................          119           119
        Stock compensation expense ...................................................           --            11
        Provisions for bad debts .....................................................          300            --
        Gain on disposals of fixed assets ............................................       (2,897)          (54)
        Changes in operating assets and liabilities, net of effect of disposition
           Receivables and prepaids ..................................................        4,541         4,243
           Materials and supplies ....................................................            8          (154)
           Accounts payable and accruals .............................................       (5,060)       (5,926)
           Other .....................................................................           (2)         (661)
                                                                                           --------      --------
                Net cash provided by operating activities ............................        4,763         5,166

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .................................................................         (999)      (11,352)
Net proceeds from disposition ........................................................        4,935            --
Proceeds from sale of property and equipment .........................................          145           188
                                                                                           --------      --------
                Net cash provided (used) by investing activities .....................        4,081       (11,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt .........................................................           --           (19)
Repurchased Stock ....................................................................           --        (8,417)
Proceeds from exercise of stock options ..............................................        1,139            --
                                                                                           --------      --------
                  Net cash provided (used) by financing activities ...................        1,139        (8,436)
                                                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................        9,983       (14,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................       10,337        58,347
                                                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................     $ 20,320      $ 43,913
                                                                                           ========      ========

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         New Accounting Pronouncements

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the cost of software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company adopted this standard in the first quarter of 1999. The change did not have a significant effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133 no later than January 1, 2000. The change is not expected to have a significant effect on the Company's financial statements.

         Reclassifications

         Certain items in the prior period's financial statements have been reclassified to conform with the presentation in the current period.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


3.       ACQUISITIONS

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

         On July 31, 1998, the Company acquired Suits Enterprises, Inc. ("Suits") for approximately $11.1 million, comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of Common Stock. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. Included in the acquisition are Suits' seven complete drilling rigs plus assorted spare parts and drilling equipment and a fleet of rolling stock. The acquisition has been accounted for using the purchase method of accounting. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

4.       DISPOSITIONS

         In March 1999, the Company sold certain assets of International Petroleum Service Company, its wholly owned Pennsylvania subsidiary, to an unrelated party for $5.6 million. A pre-tax gain of $2.8 million was realized as a result of the sale. Included in the sale were five drilling rigs, related support equipment, rolling stock, spare parts, tools and inventory.

5.       OTHER CHARGE

         In the first quarter of 1999, the Company incurred a charge related to a series of actions taken to improve efficiency, increase productivity and make the Company more competitive in the market place. The actions included the reduction of regional operating offices from seven to four and reduced the Company's administrative staff by twenty-six individuals. The other charge of approximately $.3 million consisted primarily of employee-related expenses associated with these reductions.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999



6.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three Months Ended
                                                                              March 31,
                                                                ----------------------------------------
                                                                      1999                    1998
                                                                -----------------       ----------------
                                                                (in thousands, except per share amounts)
         Numerator:
         ----------
         Net income (loss)..................................    $            (256)      $          3,547
                                                                =================       ================
         Denominator:
         ------------
         Denominator for basic earning (loss) per
           share - weighted-average shares..................               16,211                 16,151
         Effect of dilutive securities:
              Stock options.................................                  200                    967
              Warrants......................................                   58                    138
                                                                -----------------       ----------------
              Dilutive potential common shares..............                  258                  1,105
                                                                -----------------       ----------------

              Denominator for diluted earnings per
              share-adjusted weighted-average
              shares and assumed conversions................               16,469                 17,256
                                                                =================       ================

         Basic earnings (loss) per share....................    $           (0.02)      $           0.22
                                                                =================       ================

         Diluted earnings (loss) per share..................    $           (0.02)      $           0.21
                                                                =================       ================

7.       CONTINGENCIES

         The Company is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance and these matters will not have a material adverse effect on the Company's financial position.

         The Company is partially self-insured for employee health insurance claims and for workers compensation for years prior to 1999. The Company incurs a maximum of $100,000 per employee under medical claims and a maximum of $250,000 per event for workers compensation claims. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


8.       INDUSTRY SEGMENT INFORMATION

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

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1999        1998
                                                             -------     -------
                                                                (in thousands)
         Revenues:
         ---------
         Land Drilling .................................     $27,572     $43,381
         Pressure Pumping ..............................       4,927       4,884
         Other .........................................          37          52
                                                             -------     -------
                                                             $32,536     $48,317
                                                             =======     =======

         Selling, General and Administrative:
         ------------------------------------
         Land Drilling .................................     $   882     $   977
         Pressure Pumping ..............................         909         799
         Other .........................................          --          --
                                                             -------     -------
                                                               1,791       1,776
         Corporate .....................................         933         952
                                                             -------     -------
                                                             $ 2,724     $ 2,728
                                                             =======     =======

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


8.       INDUSTRY SEGMENT INFORMATION (Continued)

                                                           Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                             (in thousands)
         Operating Income (Loss):
         ------------------------

         Land Drilling(1) ............................   $ (1,860)     $  6,081
         Pressure Pumping(1) .........................        616           846
         Other(1) ....................................          8            11
                                                         --------      --------
                                                           (1,236)        6,938
         Other Charge ................................       (260)           --
         Corporate ...................................       (985)         (969)
                                                         --------      --------
                                                         $ (2,481)     $  5,969
                                                         ========      ========

         Depreciation and Amortization:
         ------------------------------
         Land Drilling ...............................      5,444         3,529
         Pressure Pumping ............................        322           240
         Other .......................................         15            15
                                                         --------      --------
                                                            5,781         3,784
         Corporate ...................................         53            17
                                                         --------      --------
                                                         $  5,834      $  3,801
                                                         ========      ========

         Capital Expenditures:
         ---------------------
         Land Drilling ...............................   $    335      $ 10,964
         Pressure Pumping ............................        664           383
         Other .......................................         --            --
                                                         --------      --------
                                                              999        11,347
         Corporate ...................................         --             5
                                                         --------      --------
                                                         $    999      $ 11,352
                                                         ========      ========

-----------------------
(1) Operating income (loss) is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, other income (expense) or income taxes.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


8.       INDUSTRY SEGMENT INFORMATION (Continued)

                                                 March 31,   December 31,
                                                   1999          1998
                                                ----------   ------------
         Segment Assets:
         ---------------
         Land Drilling......................    $  191,544   $    204,283
         Pressure Pumping...................        13,410         14,799
         Other..............................           386            404
                                                ----------   ------------
                                                   205,340        219,486
         Corporate..........................        27,110         12,581
                                                ----------   ------------
                                                $  232,450   $    232,067
                                                ==========   ============

9.       SUBSEQUENT EVENTS

         On April 26, 1999, the Company and Norton Drilling Services, Inc. (Norton) jointly announced that the boards of both companies approved the sale of Norton to the Company for shares of the Company's Common Stock. According to the terms of the transaction, each Norton shareholder will receive one share of the Company's Common Stock for
         3.8 shares of Norton common stock. As of February 28, 1999, Norton reported 4,934,321 shares outstanding. The value of the transaction is approximately $13.6 million. Included in the transaction are Norton's sixteen drilling rigs, three of which are located in South Texas, two in Wyoming, and the remaining eleven in New Mexico and West Texas. Completion of this transaction is subject to approval by Norton's stockholders and various other governmental approvals and other customary closing conditions.

         In addition, on April 27, 1999, the Board of Directors of Fracmaster, Ltd., an international oil and gas services company headquartered in Calgary, Alberta, accepted the Company's bid, in partnership with its largest shareholder, REMY Capital Partners III, L.P. ("REMY"), for a joint venture to purchase all or substantially all of the assets of Fracmaster Ltd. UTI intends to invest up to $15.0 million in the joint venture with the remainder of the joint venture's capital to be provided by REMY and/or other third parties. UTI expects to have a minority interest in the joint venture. The transaction is subject to approval of the Court of Queen's Bench of Alberta and regulatory approvals and other customary closing conditions.

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

         Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from consolidation in the land drilling industry. To effect this strategy, the Company disposed of its oilfield distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and natural gas producing regions in the United States. Pursuant to this strategy, the Company acquired 66 rigs in five transactions during 1995, 1996 and 1997. The Company acquired an additional 20 rigs in three transactions during 1998. As a result of these acquisitions and increased rig utilization and dayrates caused by favorable market conditions, the Company's revenues grew substantially during 1996 and 1997. During the latter part of 1997 and during 1998, however, the Company and the United States contract drilling industry, in general, experienced significant declines in demand and pricing for their services. These depressed market conditions have resulted in the Company's fleet utilization decreasing to 34% during the first quarter of 1999 from 44% for the first quarter of 1998.

         The Company currently does not expect market conditions in the contract drilling industry to improve until commodity prices of oil and natural gas increase substantially. Although conditions in the contract drilling industry have significantly declined over prior periods and further declines are possible, the Company believes that its strong liquidity position and balance sheet provide it with the financial flexibility to withstand continued or additional deterioration in market conditions and the ability to react quickly to opportunities in the contract drilling industry.

         In response to these depressed industry conditions, the Company undertook a series of actions during the first quarter of 1999 designed to improve efficiency, increase productivity and make the Company more competitive in the market place. These actions included the streamlining of certain contract drilling operations and certain personnel changes. This consolidation of operations reduced the Company's number of regional operating units from seven to four and reduced the Company's administrative staff by twenty-six individuals. As a result of these actions, the Company recorded a one-time other charge during 1999 of $.3 million, which consisted primarily of employee-related expenses. In addition, the Company sold certain non-strategic assets of its Appalachian Basin contract drilling division for $5.6 million, which resulted in the Company recording a one-time gain of approximately $2.8 million during the first quarter of 1999. As a result of these initiatives, the Company believes that it has brought its cost and operating structure more in line with current industry conditions and has strengthened its balance sheet.

         During April of 1999, the Company announced two pending transactions. The Company and Norton Drilling Services, Inc. ("Norton") jointly announced that the boards of both companies have approved the sale of Norton to the Company for shares of the Company's Common Stock. Norton's assets consist of 16 drilling rigs which operate in the Permian Basin, South Texas and the Rockies. Completion of this transaction is subject to approval by Norton's stockholders and various other governmental approvals and other customary closing conditions.

         The Company also announced that the Board of Directors of Fracmaster, Ltd., an international oil and gas services company headquartered in Calgary, Alberta, has accepted the Company's bid, in partnership with its largest shareholder, REMY Capital Partners III, L.P. ("REMY"), for a joint venture to purchase all or substantially all of the assets of Fracmaster Ltd. UTI intends to invest up to $15.0 million in the joint venture with the remainder of the joint venture's capital to be provided by REMY and/or other third parties. UTI expects to have a minority interest in the joint venture. The transaction is subject to approval of the Court of Queen's Bench of Alberta and regulatory approvals and other customary closing conditions.

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

         The following table presents certain results of operations data for the Company and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

                                                         Three Months
                                                        Ended March 31,
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
Operating Data:
---------------
Average U.S. land rig count ...................          423            787
Number of owned rigs (at end of period) .......          104             89
Average number of rigs owned during period ....          108             89

Contract Drilling:
------------------
Operating days(2) .............................        3,287          5,272
Utilization rates(3) ..........................          34%            66%

Pressure Pumping:
-----------------
Cementing jobs ................................          512            508
Stimulation jobs ..............................          179            209

Financial Data (in thousands):
------------------------------
Revenues ......................................     $ 32,536       $ 48,317
Gross profit ..................................     $  6,629       $ 12,927
As a percentage of revenue ....................        20.4%          26.8%
Operating income (loss) .......................     $ (2,481)      $  5,969

------------------------
(1) Baker Hughes, Inc. is an international oilfield service and equipment company which, for more than twenty years, has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2) An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the quarter ended March 31, 1999, the utilization rate of the Company's rigs, excluding stacked rigs, was 39%.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Revenues by business segment for the three months ended March 31, 1999 and 1998 are as follows:

                                             Three Months
                                            Ended March 31,              %
                                       ------------------------        Increase
                                          1999          1998          (Decrease)
                                       ----------    ----------       ----------
                                            (in thousands)
         Revenues:
         ---------
         Land Drilling                 $   27,572    $   43,381          (36.4)%
         Pressure Pumping                   4,927         4,884             .9 %
         Other                                 37            52          (28.8)%
                                       ----------    ----------

                                       $   32,536    $   48,317          (32.7)%
                                       ==========    ==========

         Land drilling revenues decreased as a result of depressed market conditions resulting in decreased utilization rates and dayrates and prices received on footage and turnkey contracts during 1999. The increase in pressure pumping revenue is a result of an increase in pressure pumping rates, which have not been adversely affected by declining oil and natural gas prices to the same extent as the Company's land drilling operations.

         Gross profit by business segment for the three months ended March 31, 1999 and 1998 are as follows:

                                                     Three Months
                                                    Ended March 31,
                                       -----------------------------------------
                                         1999        %          1998       %
                                       --------   --------   ---------  --------
                                                    (in thousands)
         Gross Profit:
         -------------
         Land Drilling                 $  4,766      17.3%   $  10,991     25.3%
         Pressure Pumping                 1,840      37.3%       1,910     39.1%
         Other                               23      62.2%          26     50.0%
                                       --------              ---------

                                       $  6,629      20.4%   $  12,927     26.8%
                                       ========              =========

         Land drilling gross profit decreased due to depressed market conditions along with three abnormal events in the first quarter of 1999: a rig move from one market to another, a Department of Labor audit assessment and an unfavorable court decision on a workers compensation claim. Each event was approximately $.2 million. Gross profit per job decreased in pressure pumping for the three months ended March 31, 1999 compared to the same period of 1998 due to mix of jobs performed.

         The other charge of $.3 million for the three months ended
March 31, 1999 was related to a series of actions taken to improve efficiency, increase productivity and make the Company more competitive in the market place. The actions included the reduction of regional operating offices from seven to four and reduced the Company's administrative staff by twenty-six individuals. The other charge consisted primarily of employee-related expenses associated with these reductions.

         Depreciation and amortization expense increased $2.0 million during the three months ended March 31, 1999, compared to the three months ended
March 31, 1998, primarily due to acquisitions consummated during 1998.

         Interest expense increased $.1 million during the quarter ended
March 31, 1999 compared to the quarter ended March 31, 1998. This increase was primarily due to an increase in outstanding debt for the three months ended March 31, 1999 compared to the same period of 1998. Average debt outstanding was $31.8 million during the quarter ended March 31, 1999 compared to $23.9 million for the quarter ended March 31, 1998. The effective interest rate for the quarter ended March 31, 1999 was 12.9% compared to 14.7% for the quarter ended March 31, 1998.

         Income taxes decreased $2.5 million during the quarter ended
March 31, 1999, compared to the quarter ended March 31, 1998, primarily due to lower taxable income in 1999. The Company's effective tax rate for the quarter ended March 31, 1999 was 40.2% and 39.3% for the quarter ended March 31, 1998, with the increase primarily attributable to goodwill amortization associated with acquisitions that are nondeductible for tax purposes.


Liquidity and Capital Resources

         Working Capital

         Working capital as of March 31, 1999 was $33.0 million compared to $20.6 million as of December 31, 1998. The Company's primary cash needs historically have been to fund working capital requirements, make capital expenditures to replace and expand its drilling rig fleet and for acquisitions. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's line of credit with Mellon Bank, N.A., as amended (the "Working Capital Line"). To date, acquisitions have been funded with available cash, borrowings and issuances of Common Stock and warrants to purchase Common Stock.

         The Company had $20.3 million in cash and cash equivalents and no borrowings under the Working Capital Line as of March 31, 1999, compared to $10.3 million in cash and cash equivalents and no borrowings under the Working Capital Line as of December 31, 1998. In March 1999, the Company sold certain non-strategic assets located in the Appalachian Basin for $5.6 million in cash. The Company intends to utilize these available cash resources, together with its cash flow from operations, to continue to fund its operations and to fund its stock repurchase program of up to $10.0 million.

         Net cash provided by operations was $4.8 million and $5.2 million, for the three months ended March 31, 1999 and 1998, respectively. Such funds were retained in 1999 and primarily utilized to fund capital expenditures in 1998. Capital expenditures for the three months ended March 31, 1999 and 1998 were $1.0 million and $11.4 million, respectively.

         Long Term Debt Facilities

         Working Capital Line. On June 19, 1998, the Company entered into an amended Working Capital Line, which now provides for maximum borrowings of up to $30.0 million. Under the Working Capital Line, up to $1.6 million may be utilized for letters of credit. Borrowings under the Working Capital Line bear interest at the lower of the bank's prime rate or a LIBOR-based rate. Borrowings under the Working Capital Line mature on June 30, 2000 and are secured by all of the Company's accounts receivable and inventory (excluding the Company's drilling rigs, drilling equipment or drill pipe). The Working Capital Line contains covenants and restrictions customary in financial instruments of this type, including covenants relating to the maintenance of financial ratios, changes in control of the Company and limits on capital expenditures. As of March 31, 1999, the Company had no outstanding borrowings under this facility.

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

         Acquisitions

         Peterson. On April 9, 1998, the Company acquired Peterson Drilling Company ("Peterson"), for a total purchase price of $20.4 million in cash, which the Company funded from cash on hand following the public offering in October 1997. Peterson's assets included eight drilling rigs, as well as related drilling equipment, office facilities in Midland, Texas and approximately $4.5 million in net working capital. The acquisition has been accounted for under the purchase method of accounting. Goodwill of $3.6 million has been recorded related to this acquisition.

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

         Suits. On July 31, 1998, the Company acquired Suits Enterprises, Inc. ("Suits") for a total of approximately $11.1 million, comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of Common Stock. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share, and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. Included in the acquisition are Suits' seven complete drilling rigs plus assorted spare parts, drilling equipment and a fleet of rolling stock. The acquisition has been accounted for using the purchase method of accounting. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         Stock Repurchase Program

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of May 3, 1999, the Company had utilized $3.3 million to repurchase 293,900 shares of Common Stock at an average purchase price of $11.15 per share. The Company expects to continue this stock repurchase program during 1999.

         Future Acquisitions and Capital Needs

         Management believes its internally generated cash, availability under the Working Capital Line and cash balances on hand will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months, including the Company's proposed investment in the joint venture that could be purchasing the assets of Fracmaster and the repayment of Norton's debt upon the closing of that transaction. The Company believes that its strong liquidity position also provides it with the financial flexibility to react quickly to opportunities in the contract drilling industry, including opportunities to make strategic acquisitions that the Company deems advisable given current industry conditions.

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

         Management of the Company believes we have an effective program in place to resolve the Year 2000 Issue in a timely manner. However, the Company has not yet completed all necessary phases of the Year 2000 Project. Disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 Project. The Company plans to evaluate the status of completion in July 1999 and determine whether such plans are necessary.


Risks Associated With Forward-Looking Statements

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including but not limited to, in press releases, as part of the "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report, and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

         Among the factors that will have a direct bearing on the Company's results of operations and the contract drilling service industry in which it operates are changes in the price of oil and natural gas and the volatility of the contract drilling service industry in general, including the effects of recent downturns in prices for oil and natural gas; and risks that a continuation of current industry conditions or further decline in industry conditions will adversely effect the demand for and pricing of the Company's services; any difficulties associated with the Company's ability to successfully integrate recent acquisitions and uncertainties that the Company can complete its pending transactions which are subject to various regulatory and other approvals; contractual risk associated with turnkey and footage contracts; the presence of competitors with greater financial resources; labor shortages; operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, sour gas, well fires and spills; domestic and world-wide political stability and economic growth; risks associated with the Year 2000 Issue and other risks associated with the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

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

PART II        OTHER INFORMATION

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


ITEM 2.        CHANGES IN SECURITIES

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of May 3, 1999, the Company had utilized $3.3 million to repurchase 293,900 shares of Common Stock at an average purchase price of $11.15 per share. The Company expects to continue this stock repurchase program during 1999.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       Exhibit
       Number                                                  Title or Description
-------------------------------------------------------------------------------------------------------------------
          3.1       -    Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and
                         ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated
                         February 26, 1999, filed with the Securities and Exchange Commission on
                         March 4, 1999).

          3.2       -    Certificate of Designation, Powers, Preferences and Rights of Series I Preferred
                         Stock, dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to the
                         Company's Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

          3.3       -    Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the
                         Company's Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

         10.1*      -    Agreement and Plan of Merger dated April 26, 1999 by and among the
                         Company and Norton Drilling Services, Inc. pursuant to Section 6.01(b)(2) of
                         Regulation S-K, the Company has omitted certain schedules and annexes to this agreement relating to shareholders executing irrevocable proxies, certain stock option grants and disclosure letters relating to representations and warranties.
                         Such items will be provided to the Commission upon request.

         27.1*      -    Financial Data Schedule.

*Filed herewith.

   (b) Reports on 8-K

             To report a Shareholder Rights Plan, pursuant to Item 5 of Form
             8-K, the Company filed a Form 8-K with the Securities and Exchange
             Commission dated February 26, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTI ENERGY CORP.
(REGISTRANT)

            SIGNATURE                                   TITLE                                  DATE
--------------------------------       --------------------------------------           ------------------
/s/ John E. Vollmer III                Vice President, Treasurer and
--------------------------------       Chief Financial Officer                              May 17, 1999
John E. Vollmer III

Signed on behalf of the registrant and as principal financial officer.

/s/ Bruce Sauers                       Vice President and Chief
--------------------------------       Accounting Officer                                   May 17, 1999
Bruce Sauers

                               INDEX TO EXHIBITS

       Exhibit
       Number                                      Description
       -------                                     -----------
          3.1       -    Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and
                         ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated
                         February 26, 1999, filed with the Securities and Exchange Commission on
                         March 4, 1999).

          3.2       -    Certificate of Designation, Powers, Preferences and Rights of Series I Preferred
                         Stock, dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to the
                         Company's Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

          3.3       -    Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the
                         Company's Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

         10.1*      -    Agreement and Plan of Merger dated April 26, 1999 by and among the
                         Company and Norton Drilling Services, Inc. pursuant to Section 6.01(b) (2) of
                         Regulation S-K, the Company has omitted certain schedules and annexes to this agreement relating to shareholders executing irrevocable proxies, certain stock option grants and disclosure letters relating to representations and warranties.
                         Such items will be provided to the Commission upon request.

         27.1*      -    Financial Data Schedule.



-------
   * Filed herewith.