Form 10-Q
period 1999-06-30
UTI ENERGY CORP
filed 1999-07-26
CIK 912899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

        Quarterly report pursuant to section 13 or 15(d) of the
[X]     Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

        Transition report pursuant to section 13 or 15(d) of the Securities
[ ]     Exchange Act of 1934 for the transition period from         to        .
                                                            -------    ------

Commission File Number 1-12542

                                UTI ENERGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                                     23-2037823
----------------------------------------------               ------------------------------------
(State or other jurisdiction of incorporation)               (I.R.S. Employer Identification No.)

            SUITE 225N
         16800 GREENSPOINT PARK
           HOUSTON, TEXAS                                                     77060
----------------------------------------------               -----------------------------------
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

               16,501,281 SHARES OF COMMON STOCK AT JULY 23, 1999.

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1999
                and December 31, 1998........................................................         3

               Condensed Consolidated Statements of Income for the Three and Six
                Months Ended June 30, 1999 and 1998..........................................         4

               Condensed Consolidated Statements of Cash Flows for the Three and
                Six Months Ended June 30, 1999 and 1998......................................         5

               Notes to Condensed Consolidated Financial Statements..........................         6

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................        12


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.............................................................        22

Item 4.        Submission of Matters to a Vote of Security Holders...........................        22

Item 6.        Exhibits and Reports on Form 8-K..............................................        23

               Signatures....................................................................        24

PART I        FINANCIAL INFORMATION
ITEM I.       CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                UTI ENERGY CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               JUNE 30,    DECEMBER 31,
                                                                                1999          1998
                                                                              ---------    ------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents .................................................   $  17,957      $  10,337
Accounts receivable, net of allowance for doubtful accounts
  of $2,465 in 1999 and $1,919 in 1998 ....................................      21,500         25,485
Federal income tax receivable .............................................       1,652          3,200
Deferred income taxes .....................................................       2,198             --
Materials and supplies ....................................................         628            887
Prepaid expenses and other ................................................       5,965          4,648
                                                                              ---------      ---------
                                                                                 49,900         44,557
PROPERTY AND EQUIPMENT
Land ......................................................................       1,224          1,224
Buildings and improvements ................................................       3,367          3,324
Machinery and equipment ...................................................     198,440        202,698
Oil and gas working interests .............................................       2,035          1,943
Construction in process ...................................................       2,838          2,729
                                                                              ---------      ---------
                                                                                207,904        211,918
Less accumulated depreciation and amortization ............................      52,524         47,070
                                                                              ---------      ---------
                                                                                155,380        164,848

GOODWILL, less accumulated amortization of $2,851 in 1999
  and $2,086 in 1998 ......................................................      20,026         20,791
OTHER ASSETS ..............................................................       1,516          1,871
                                                                              ---------      ---------

                                                                              $ 226,822      $ 232,067
                                                                              =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable ..........................................................   $  10,784      $  17,649
Accrued payroll costs .....................................................       2,814          2,387
Accrued health insurance ..................................................       1,306          1,284
Other accrued expenses ....................................................       2,887          2,599
                                                                              ---------      ---------
                                                                                 17,791         23,919

LONG-TERM DEBT, less current portion ......................................      31,959         31,721
DEFERRED INCOME TAXES .....................................................      33,847         31,625
OTHER LIABILITIES .........................................................         656            656

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value, 5,000 shares authorized,
  17,104 issued and 16,501 outstanding in 1999,
  16,612 shares issued and 16,009 outstanding in 1998 .....................          17             17
Additional capital ........................................................     130,432        128,825
Retained earnings .........................................................      22,125         25,309
Treasury Stock, 603 shares in 1999 and 1998, at cost ......................     (10,005)       (10,005)
                                                                              ---------      ---------
                                                                                142,569        144,146
                                                                              ---------      ---------

                                                                              $ 226,822      $ 232,067
                                                                              =========      =========

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS                    SIX MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                     ----------------------------    ----------------------------
                                                        1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
REVENUES .........................................   $     28,884    $     48,403    $     61,420    $     96,720

COST OF REVENUES .................................         23,016          35,315          48,923          70,705
                                                     ------------    ------------    ------------    ------------

GROSS PROFIT .....................................          5,868          13,088          12,497          26,015

OTHER COSTS AND EXPENSES
Selling, general and administrative ..............          2,534           2,734           5,258           5,462
Provisions for bad debts .........................            256             353             548             782
Other charge (note 5) ............................           --              --               260            --
Depreciation and amortization ....................          5,773           4,553          11,607           8,354
                                                     ------------    ------------    ------------    ------------
                                                            8,563           7,640          17,673          14,598
                                                     ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS) ..........................         (2,695)          5,448          (5,176)         11,417

OTHER INCOME (EXPENSE)
Interest expense .................................         (1,031)           (878)         (2,059)         (1,757)
Interest income ..................................            196             312             322             959
Other, net (note 4) ..............................           (126)            326           2,829             429
                                                     ------------    ------------    ------------    ------------
                                                             (961)           (240)          1,092            (369)
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ................         (3,656)          5,208          (4,084)         11,048

INCOME TAXES .....................................           (728)          2,106            (900)          4,399
                                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS) ................................   $     (2,928)   $      3,102    $     (3,184)   $      6,649
                                                     ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER COMMON SHARE ...........   $      (0.18)   $       0.19    $      (0.19)   $       0.41
                                                     ============    ============    ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE .........   $      (0.18)   $       0.18    $      (0.19)   $       0.39
                                                     ============    ============    ============    ============

AVERAGE COMMON SHARES OUTSTANDING
Basic ............................................         16,496          16,043          16,353          16,097
Diluted ..........................................         16,496          17,179          16,353          17,218

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                  SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................................................   $ (3,184)   $  6,649
     Adjustments to reconcile net income (loss) to net cash
       provided by operations
        Depreciation .....................................................................     10,508       7,555
        Amortization .....................................................................      1,099         799
        Deferred income taxes ............................................................         24         271
        Amortization of debt discount ....................................................        238         238
        Stock compensation expense .......................................................         --          22
        Provisions for bad debts .........................................................        546         782
        Gain on disposals of fixed assets ................................................     (2,939)       (293)
        Changes in operating assets and liabilities, net of effect of Acquisition and disposition
           Receivables and prepaids ......................................................      3,670       4,658
           Materials and supplies ........................................................         11        (121)
           Accounts payable and accruals .................................................     (5,949)     (2,210)
           Other .........................................................................         21      (3,338)
                                                                                             --------    --------
                Net cash provided by operating activities ................................      4,045      15,012

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .....................................................................     (3,213)    (26,454)
Acquisition of businesses, net of cash ...................................................         --     (30,756)
Net proceeds from disposition ............................................................      4,935        --
Proceeds from sale of property and equipment .............................................        615         531
                                                                                             --------    --------
                Net cash provided (used) by investing activities .........................      2,337     (56,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt .............................................................         --         (33)
Repurchased Stock ........................................................................         --      (8,992)
Proceeds from exercise of stock options ..................................................      1,238         147
                                                                                             --------    --------
                Net cash provided (used) by financing activities .........................      1,238      (8,878)
                                                                                             --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................      7,620     (50,545)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................     10,337      58,347
                                                                                             --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................   $ 17,957    $  7,802
                                                                                             ========    ========

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements as of June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133 no later than January 1, 2001. The change is not expected to have a significant effect on the Company's financial statements.

         Reclassifications

         Certain items in the prior period's financial statements have been reclassified to conform with the presentation in the current period.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


3.       ACQUISITIONS

         On April 26, 1999, the Company and Norton Drilling Services ("Norton") announced that the boards of both companies approved the sale of Norton to the Company for shares of the Company's Common Stock. According to the terms of the transaction, each Norton shareholder will receive one share of the Company's Common Stock for 3.8 shares of Norton Common Stock. As of July 12, 1999, Norton reported 4,934,321 shares outstanding. Norton is holding a shareholder meeting on July 26, 1999 to approve the merger. The transaction will be accounted for under the purchase method of accounting. Norton's assets include sixteen drilling rigs as well as related drilling equipment.

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

                                UTI ENERGY CORP.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

5.       OTHER CHARGE

         In the first quarter of 1999, the Company incurred a charge related to a series of actions taken to improve efficiency, increase productivity and make the Company more competitive in the market place. The actions included the reduction of regional operating offices from seven to four and reduced the Company's administrative staff by twenty-six individuals. The other charge of approximately $.3 million consisted primarily of employee-related expenses associated with those reductions.

6.       INCOME TAXES

         The provision (credit) for income taxes was different than would result from applying the U.S. statutory rate to income (loss) before income taxes primarily due to nondeductible expenses and the tax benefit of operating losses being partially offset by state tax expenses for certain subsidiaries with taxable income.

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                               Three Months Ended       Six Months Ended
                                                                   June 30,                  June 30,
                                                              --------------------   --------------------
                                                                 1999        1998       1999        1998
                                                              --------    --------   --------    --------
         Numerator:
         ----------
         Net income (loss) ................................   $ (2,928)   $  3,102   $ (3,184)   $  6,649
                                                              ========    ========   ========    ========
         Denominator:
         ------------
         Denominator for basic earning (loss) per
           share - weighted-average shares ................     16,496      16,043     16,353      16,097
         Effect of dilutive securities:
              Stock options ...............................         --         968         --         968
              Warrants ....................................         --         168         --         153
                                                              --------    --------   --------    --------
              Dilutive potential common shares ............         --       1,136         --       1,121
                                                              --------    --------   --------    --------

              Denominator for diluted earnings per
                share-adjusted weighted-average
                shares and assumed conversions ............     16,496      17,179     16,353      17,218
                                                              ========    ========   ========    ========

         Basic earnings (loss) per share ..................   $  (0.18)   $   0.19   $  (0.19)   $   0.41
                                                              ========    ========   ========    ========

         Diluted earnings (loss) per share ................   $  (0.18)   $   0.18   $  (0.19)   $   0.39
                                                              ========    ========   ========    ========

         Due to the Company being in a net loss position, the effect of dilutive securities is antidilutive and therefore not included in the composition of diluted earnings per share.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


8.       CONTINGENCIES

         The Company is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance or these matters will not have a material adverse effect on the Company's financial position.

         The Company is partially self-insured for employee health insurance claims. The Company was partially self-insured for workers compensation for years prior to 1999. The Company incurs a maximum of $100,000 per employee under medical claims and a maximum of $250,000 per event for workers compensation claims. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

9.       INDUSTRY SEGMENT INFORMATION

         Reportable segments are business units that offer different services. The Company has two reportable segments: land drilling and pressure pumping.

         The Company evaluates performance and allocates resources to the reportable segments based on profit or loss from their operations before other income (expense) and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         The other category in the segment breakdown is attributable to investments in oil and gas properties. This segment has not met the quantitative thresholds for determining reportable segments. There are no intersegment sales and transfers.


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                       -----------------------------    -----------------------------
                                                            1999           1998              1999           1998
                                                       --------------  -------------    -------------   -------------
                                                                               (in thousands)

         Revenues:
         ---------
         Land Drilling...............................  $       25,289  $      42,611    $      52,861   $      85,992
         Pressure Pumping............................           3,552          5,745            8,479          10,629
         Other.......................................              43             47               80              99
                                                       --------------  -------------    -------------   -------------
                                                       $       28,884  $      48,403    $      61,420   $      96,720
                                                       ==============  =============    =============   =============

         Selling, General and Administrative:
         ------------------------------------
         Land Drilling...............................  $          687  $         865    $       1,569   $       1,842
         Pressure Pumping............................             830            804            1,739           1,603
         Other.......................................               -              -                -               -
                                                       --------------  -------------    -------------   -------------
                                                                1,517          1,669            3,308           3,445
         Corporate...................................           1,017          1,065            1,950           2,017
                                                       --------------  -------------    -------------   -------------
                                                       $        2,534  $       2,734    $       5,258   $       5,462
                                                       ==============  =============    =============   =============

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


9.       INDUSTRY SEGMENT INFORMATION (CONTINUED)


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                       -----------------------------    -----------------------------
                                                            1999           1998              1999           1998
                                                       --------------  -------------    -------------   -------------
                                                                               (in thousands)
         Operating Income (Loss):
         ------------------------
         Land Drilling (1)...........................  $      (1,776)  $      5,241     $     (3,636)   $     11,322
         Pressure Pumping (1)........................            120          1,287              736           2,133
         Other (1)...................................             11              3               19              14
                                                       -------------   ------------     ------------    ------------
                                                              (1,645)         6,531           (2,881)         13,469
         Other Charge................................             --             --             (260)             --
         Corporate...................................         (1,050)        (1,083)          (2,035)         (2,052)
                                                       -------------   ------------     ------------    ------------
                                                       $      (2,695)  $      5,448     $     (5,176)   $     11,417
                                                       =============   ============     ============    ============

         Depreciation and Amortization:
         ------------------------------
         Land Drilling...............................  $       5,402   $      4,282     $     10,846    $      7,811
         Pressure Pumping............................            321            238              643             478
         Other.......................................             18             15               33              30
                                                       -------------   ------------     ------------    ------------
                                                               5,741          4,535           11,522           8,319
         Corporate...................................             32             18               85              35
                                                       -------------   ------------     ------------    ------------
                                                       $       5,773   $      4,553     $     11,607    $      8,354
                                                       =============   ============     ============    ============

         Capital Expenditures:
         ---------------------
         Land Drilling...............................  $       1,903   $     12,951     $      2,238    $     23,915
         Pressure Pumping............................            303          2,119              967           2,502
         Other.......................................             --             --               --              --
                                                       -------------   ------------     ------------    ------------
                                                               2,206         15,070            3,205          26,417
         Corporate...................................              8             32                8              37
                                                       -------------   ------------     ------------    ------------
                                                       $       2,214   $     15,102     $      3,213    $     26,454
                                                       =============   ============     ============    ============

----------------

(1) Operating income (loss) is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, other income (expense) or income taxes.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


9.       INDUSTRY SEGMENT INFORMATION (CONTINUED)


                                                                     June 30,                December 31,
                                                                       1999                      1998
                                                                ------------------         -----------------
         Segment Assets:
         ---------------
         Land Drilling...............................           $          187,290         $         204,283
         Pressure Pumping............................                       12,916                    14,799
         Other.......................................                          367                       404
                                                                ------------------         -----------------
                                                                           200,573                   219,486
         Corporate...................................                       26,249                    12,581
                                                                ------------------         -----------------
                                                                $          226,822         $         232,067
                                                                ==================         =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         UTI is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of Texas, Oklahoma and New Mexico. The Company's rig fleet consists of 104 land drilling rigs that are well suited to the requirements of its markets. The Company's contract drilling services are performed through four regional drilling units and are marketed under the names FWA Drilling Company, FWA/Peterson Drilling Company, Southland Drilling Company and Triad Drilling Company. The Company also provides pressure pumping services in the Appalachian Basin under the name of Universal Well Services.

         Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from consolidation in the land drilling industry. To effect this strategy, the Company disposed of its oilfield distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and natural gas producing regions in the United States. Pursuant to this strategy, the Company has acquired 86 rigs since 1995. As a result of these acquisitions and increased rig utilization and dayrates caused by favorable market conditions, the Company's revenues grew substantially during 1996 and 1997. During the latter part of 1997 and during 1998, however, the Company and the United States contract drilling industry, in general, experienced significant declines in demand and pricing for their services. These depressed market conditions have resulted in the Company's fleet utilization decreasing to 35% during the first six months of 1999 from 62% for the first six months of 1998.

         The Company currently does not expect market conditions in the contract drilling industry to improve until commodity prices of oil and natural gas increase substantially and such increases result in increased capital expenditures by exploration and development companies in the regions in which the Company operates. Although conditions in the contract drilling industry have significantly declined over prior periods and further declines are possible, the Company believes that its strong liquidity position and balance sheet provide it with the financial flexibility to withstand continued or additional deterioration in market conditions and the ability to react quickly to opportunities in the contract drilling industry.

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

         During April of 1999, the Company and Norton Drilling Services, Inc. ("Norton") jointly announced that the boards of both companies have approved the sale of Norton to the Company for shares of the Company's Common Stock. Norton's assets consist of 16 drilling rigs which operate in the Permian Basin, South Texas and the Rockies. Completion of this transaction is subject to approval by Norton's stockholders and various other governmental approvals and other customary closing conditions. Closing is anticipated to occur on July 26, 1999.

RESULTS OF OPERATIONS

         The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oilfield service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend.

         The following table presents certain results of operations data for the Company and average U.S. land rig count for the periods indicated:


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                       -----------------------------    -----------------------------
                                                            1999           1998              1999           1998
                                                       --------------  -------------    -------------   -------------
                                                                            (dollars in thousands)
Contract Drilling:
------------------
Revenues.............................................  $       25,289  $      42,611    $      52,861   $      85,992
Cost of revenues.....................................  $       20,721  $      31,870    $      43,527   $      64,260
Selling, general and administrative..................  $          687  $         865    $       1,569   $       1,842
Operating days (1)...................................           3,396          5,329            6,683          10,601
Average revenue per operating day....................  $        7.447  $       7.996    $       7.910   $       8.112
Average costs per operating day......................  $        6.102  $       5.980    $       6.513   $       6.062
Average margin per operating day.....................  $        1.345  $       2.016    $       1.397   $       2.050
Average U.S. land rig count (2)......................             411            688              417             738
Number of owned rigs at end of period................             104            102              104             102
Average number of rigs owned during period...........             104             97              106              93
Rig utilization percentage (3).......................             36%            59%              35%             62%
Capital expenditures.................................  $        1,903  $      12,951    $       2,238   $      23,915
Capital expenditures per operating day...............  $        0.560  $       2.430    $       0.335   $       2.256

Pressure Pumping:
-----------------
Revenues.............................................  $        3,552  $       5,745    $       8,479   $      10,629
Cost of revenues.....................................  $        2,282  $       3,416    $       5,369   $       6,390
Selling, general and administrative..................  $          830  $         804    $       1,739   $       1,603
Total jobs...........................................             463            799            1,154           1,516
Average revenue per job..............................  $        7.672  $       7.190    $       7.347   $       7.011
Average costs per job................................  $        4.929  $       4.275    $       4.653   $       4.215
Average margin per job...............................  $        2.743  $       2.915    $       2.694   $       2.796
Capital expenditures.................................  $          303  $       2,119    $         967   $       2,502

Other and Corporate:
--------------------
Revenues.............................................  $           43  $          47    $          80   $          99
Cost of revenues.....................................  $           13  $          29    $          27   $          55
Selling, general and administrative..................  $        1,017  $       1,065    $       1,950   $       2,017
Capital expenditures.................................  $            8  $          32    $           8   $          37

----------------
(1) An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(2) Average U.S. land rig count is compiled from data reported by Baker Hughes, Inc. Baker Hughes, Inc. is an international oilfield service and equipment company which, for more than twenty years, has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the quarter ended June 30, 1999, the utilization rate of the Company's rigs, excluding stacked rigs, was 42%.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Revenues by business segment for the three months ended June 30, 1999 and 1998 are as follows:


                                                            Three Months
                                                            Ended June 30,                         %
                                            ------------------------------------------          Increase
                                                  1999                        1998             (Decrease)
                                            ----------------            --------------        -----------
                                                            (in thousands)
         Revenues:
         ---------
         Land Drilling                      $         25,289            $       42,611             (40.7)
         Pressure Pumping                              3,552                     5,745             (38.2)
         Other                                            43                        47              (8.5)
                                            ----------------            --------------

                                            $         28,884            $       48,403             (40.3)
                                            ================            ==============

         Land drilling revenues decreased as a result of depressed market conditions resulting in decreased utilization rates and dayrates and prices received on footage and turnkey contracts during 1999. The decrease in pressure pumping revenue is a result of depressed market conditions.

         Gross profit and gross profit percentage by business segment for the three months ended June 30, 1999 and 1998 are as follows:


                                                                      Three Months
                                                                     Ended June 30,
                                            ---------------------------------------------------------------
                                                   1999               %               1998              %
                                            ----------------        -----        --------------       -----
                                                                     (in thousands)
         Gross Profit:
         -------------
         Land Drilling                      $          4,568         18.1        $       10,741        25.2
         Pressure Pumping                              1,270         35.8                 2,329        40.5
         Other                                            30         69.8                    18        38.3
                                            ----------------                     --------------

                                            $          5,868         20.3        $       13,088        27.0
                                            ================                     ==============

         Land drilling gross profit decreased due to depressed market conditions. Gross profit per job decreased in pressure pumping for the three months ended June 30, 1999, compared to the same period of 1998, due to mix of jobs performed.

         Depreciation and amortization expense increased $1.2 million during the three months ended June 30, 1999, compared to the three months ended
June 30, 1998, primarily due to acquisitions consummated during 1998.

         Interest expense increased $.2 million during the quarter ended
June 30, 1999 compared to the quarter ended June 30, 1998. This increase was primarily due to an increase in outstanding debt for the three months ended
June 30, 1999 compared to the same period of 1998. Average debt outstanding was $31.9 million during the quarter ended June 30, 1999 compared to $23.7 million for the quarter ended June 30, 1998. The effective interest rate for the quarter ended June 30, 1999 was 12.9% compared to 14.9% for the quarter ended
June 30, 1998.

         Other expense increased by $.5 million during the quarter ended
June 30, 1999 compared to the quarter ended June 30, 1998. $.2 million of the increase relates to the Company's unsuccessful bid, in partnership with its largest shareholder, to purchase all or substantially all of the assets of Fracmaster, Ltd. The remaining $.3 million increase was the result of asset dispositions occurring in 1998 which did not occur in 1999.

         Income taxes decreased $2.8 million during the quarter ended
June 30, 1999, compared to the quarter ended June 30, 1998, primarily due to lower taxable income in 1999. The Company's effective tax rate for the quarter ended June 30, 1999 was 20% and 40% for the quarter ended June 30, 1998, with the decrease primarily attributable to the impact of goodwill amortization associated with acquisitions that are nondeductible for tax purposes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Revenues by business segment for the six months ended June 30, 1999 and 1998 are as follows:


                                                             Six Months
                                                            Ended June 30,                             %
                                            ------------------------------------------              Increase
                                                  1999                        1998                 (Decrease)
                                            ----------------            --------------            -----------
                                                            (in thousands)
         Revenues:
         ---------
         Land Drilling                      $         52,861            $       85,992                 (38.5)
         Pressure Pumping                              8,479                    10,629                 (20.2)
         Other                                            80                        99                 (19.2)
                                            ----------------            --------------

                                            $         61,420            $       96,720                 (36.5)
                                            ================            ==============

         Land drilling revenues decreased as a result of depressed market conditions resulting in decreased utilization rates and dayrates and prices received on footage and turnkey contracts during 1999. The decrease in pressure pumping revenue is a result of depressed market conditions.

         Gross profit and gross profit percentage by business segment for the six months ended June 30, 1999 and 1998 are as follows:


                                                                  Six Months
                                                                 Ended June 30,
                                            -----------------------------------------------------
                                                    1999          %            1998           %
                                            ----------------     ----     --------------     ----
                                                                (in thousands)
         Gross Profit:
         -------------
         Land Drilling                      $          9,334     17.7     $       21,732     25.3
         Pressure Pumping                              3,110     36.7              4,239     39.9
         Other                                            53     66.3                 44     44.4
                                            ----------------              --------------

                                            $         12,497     20.3     $       26,015     26.9
                                            ================              ==============

         Land drilling gross profit decreased during the six months ended
June 30, 1999, compared to the same period of 1998, due to depressed market conditions along with three abnormal events in the first quarter of 1999: a rig move from one market to another, a Department of Labor audit assessment and an unfavorable court decision on a workers compensation claim. Each event was approximately $.2 million. Gross profit per job decreased in pressure pumping for the six months ended June 30, 1999, compared to the same period of 1998, due to mix of jobs performed.

         The other charge of $.3 million for the six months ended June 30, 1999 was related to a series of actions taken to improve efficiency, increase productivity and make the Company more competitive in the market place. The actions included the reduction of regional operating offices from seven to four and reduced the Company's administrative staff by twenty-six individuals. The other charge consisted primarily of employee-related expenses associated with these reductions.

         Depreciation and amortization expense increased $3.3 million during the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily due to acquisitions consummated during 1998.

         Interest expense increased $.3 million during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily due to an increase in outstanding debt for the six months ended
June 30, 1999 compared to the same period of 1998. Average debt outstanding was $31.8 million during the six months ended June 30, 1999 compared to $23.7 million for the six months ended June 30, 1998. The effective interest rate for the six months ended June 30, 1999 was 12.9% compared to 14.9% for the six months ended June 30, 1998.

         Other income increased $2.4 million during the six months ended
June 30, 1999 compared to the six months ended June 30, 1998. During the first quarter of 1999, the Company sold certain assets of its Appalachian drilling subsidiary resulting in a $2.8 million gain. In addition, during the second quarter of 1999, the Company incurred $.2 million of expenses related to its unsuccessful bid, in partnership with its largest shareholder, to purchase all or substantially all of the assets of Fracmaster, Ltd.

         Income taxes decreased $5.3 million during the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily due to lower taxable income in 1999. The Company's effective tax rate for the six months ended June 30, 1999 was 22% and 40% for the six months ended June 30, 1998, with the decrease primarily attributable to the impact of goodwill amortization associated with acquisitions that are nondeductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         Working capital as of June 30, 1999 was $32.1 million compared to $20.6 million as of December 31, 1998. The Company's primary cash needs historically have been to fund working capital requirements, make capital expenditures to replace and expand its drilling rig fleet and for acquisitions. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's line of credit with Mellon Bank, N.A., as amended (the "Working Capital Line"). To date, acquisitions have been funded with available cash, borrowings and issuances of Common Stock and warrants to purchase Common Stock.

         The Company had $18.0 million in cash and cash equivalents and no borrowings under the Working Capital Line as of June 30, 1999, compared to $10.3 million in cash and cash equivalents and no borrowings under the Working Capital Line as of December 31, 1998. In March 1999, the Company sold certain non-strategic assets located in the Appalachian Basin for $5.6 million in cash. The Company intends to utilize these available cash resources, together with its cash flow from operations, to continue to fund its operations and to fund its stock repurchase program of up to $10.0 million.

         Net cash provided by operations was $4.0 million and $15.0 million, for the six months ended June 30, 1999 and 1998, respectively. Such funds were retained in 1999 and primarily utilized to fund capital expenditures in 1998. Capital expenditures for the six months ended June 30, 1999 and 1998 were $3.2 million and $26.5 million, respectively.

         Long Term Debt Facilities

         Working Capital Line. On June 19, 1998, the Company entered into an amended Working Capital Line, which now provides for maximum borrowings of up to $30.0 million. Under the Working Capital Line, up to $1.6 million may be utilized for letters of credit. Borrowings under the Working Capital Line bear interest at the lower of the bank's prime rate or a LIBOR-based rate. Borrowings under the Working Capital Line mature on June 30, 2000 and are secured by all of the Company's accounts receivable and inventory (excluding the Company's drilling rigs, drilling equipment or drill pipe). The Working Capital Line contains covenants and restrictions customary in financial instruments of this type, including covenants relating to the maintenance of financial ratios, changes in control of the Company and limits on capital expenditures. Although the Company has not borrowed any money under the Working Capital Line during at least the past twelve months and had a working capital balance of $32.1 million as of June 30, 1999, during the second quarter, the Company amended certain of its financial covenants so that it would be in compliance with the terms of the credit agreement in the event the Company desires to borrow any funds in the future.

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

         Stock Repurchase Program

         On February 18, 1998, the Board of Directors of the Company approved a stock repurchase by the Company of up to $10.0 million of Common Stock pursuant to transactions effected from time to time in the open market. As of July 23, 1999, the Company had utilized $3.3 million to repurchase 293,900 shares of Common Stock at an average purchase price of $11.15 per share.
The Company expects to continue this stock repurchase program during 1999.

         Future Acquisitions and Capital Needs

         Management believes its internally generated cash, availability under the Working Capital Line and cash balances on hand will be sufficient to meet its working capital, capital expenditure and debt service requirements for the next twelve months, including the Company's proposed repayment of Norton's debt upon the closing of that transaction. The Company believes that its strong liquidity position also provides it with the financial flexibility to react quickly to opportunities in the contract drilling industry, including opportunities to make strategic acquisitions that the Company deems advisable given current industry conditions.

         Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs or hardware that have date- sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

         For its information technology exposures, to date, the Company is 50% complete on the remediation phase and expects to complete software reprogramming and replacement no later than October 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems with all remediated systems expected to be fully tested and implemented with 100% completion targeted for November 30, 1999.

         The Company has contacted its significant suppliers and subcontractors and, to date, the Company is not aware of any third parties with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company by causing such third parties to fail to timely deliver or supply needed material and services to or on behalf of the Company, thereby materially adversely affecting the Company's ability to deliver its services in a timely and cost-effective manner in accordance with Company standards or by causing third party customer's operations to temporarily shutdown or delay operations, thereby materially affecting demand for the Company's services. The effect of non-compliance by third parties is not determinable.

         The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 Project is estimated at $1.0 million and is being funded through operating cash flows. To date, the Company has incurred approximately $.4 million for new systems related to all phases of the Year 2000 Project, which has been capitalized. The total remaining project costs is attributable to the implementation of new software and purchase of operating equipment, which will also be capitalized.

         Management of the Company believes that we have an effective program in place to resolve the Year 2000 Issues in a timely manner. However, the Company has not yet completed all necessary phases of the Year 2000 Project. Disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 Project. The Company plans to evaluate the status of completion in August 1999 and determine whether such plans are necessary.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including but not limited to, in press releases, as part of the "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 30, 1999, the following members were elected to the Board of Directors in the class specified:


                                                   AFFIRMATIVE      VOTES
                                                     VOTES         WITHHELD
Class II        Mark S. Siegel                      14,041,062      705,976

                Kenneth H. Berns                    14,043,147      703,891

         In addition, the following proposal was approved at the Company's Annual Meeting:


                                   AFFIRMATIVE          VOTES       VOTES        BROKER
                                      VOTES            AGAINST    ABSTAINED     NON-VOTES
Approve an amendment to
the UTI Energy Corp. 1987
Long-Term Incentive Plan             8,263,432       1,947,475       56,283     4,479,848

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       Exhibit
       Number                   Title or Description



          10.1 Third Amendment to Credit Agreement with Mellon Bank, dated June 30, 1999.

          27.1 *       Financial Data Schedule.

*  Filed herewith.

(b) Reports on 8-K

None filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTI ENERGY CORP.
(REGISTRANT)

    SIGNATURE                                         TITLE                         DATE
    ---------                                         -----                         ----
/s/ John E. Vollmer                         Vice President, Treasurer and
------------------------------               Chief Financial Officer             July 26, 1999
   John E. Vollmer III

Signed on behalf of the registrant and as principal financial officer.

/s/ Bruce Sauers                            Vice President and Chief             July 26, 1999
------------------------------               Accounting Officer
Bruce Sauers

                               INDEX TO EXHIBITS

       Exhibit
       Number                   Title or Description
       ------                   --------------------
        10.1         Third Amendment to Credit Agreement with Chase Mellon,
                     dated June 30, 1999.

        27.1 *       Financial Data Schedule.

*  Filed herewith.