Form 10-Q
period 1999-09-30
UTI ENERGY CORP
filed 1999-11-15
CIK 912899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File Number 1-12542

                                UTI ENERGY CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                            23-2037823
----------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation)          (I.R.S. Employer Identification No.)

                SUITE 225N
           16800 GREENSPOINT PARK
               HOUSTON, TEXAS                                            77060
----------------------------------------------          ------------------------------------
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

             17,813,382 SHARES OF COMMON STOCK AT OCTOBER 26, 1999.

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 1999
                and December 31, 1998........................................................          3

               Condensed Consolidated Statements of Income for the Three and Nine
                Months Ended September 30, 1999 and 1998.....................................          4

               Condensed Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1999 and 1998.....................................          5

               Notes to Condensed Consolidated Financial Statements..........................          6

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................         12


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings..............................................................        21

Item 6.        Exhibits and Reports on Form 8-K...............................................        22

               Signatures.....................................................................        23

PART I        FINANCIAL INFORMATION
ITEM I.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UTI ENERGY CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                                           1999           1998
                                                                                                        ------------   -----------
                                                                ASSETS
CURRENT ASSETS
Cash and cash equivalents ..........................................................................     $  12,662      $  10,337
Accounts receivable, net of allowance for doubtful accounts
  of $3,830 in 1999 and $1,919 in 1998 .............................................................        28,850         25,485
Federal income tax receivable ......................................................................         3,528          3,200
Deferred income taxes ..............................................................................         1,861             --
Materials and supplies .............................................................................           653            887
Prepaid expenses and other .........................................................................         4,847          4,648
                                                                                                         ---------      ---------
                                                                                                            52,401         44,557
PROPERTY AND EQUIPMENT
Land ...............................................................................................         1,324          1,224
Buildings and improvements .........................................................................         3,542          3,324
Machinery and equipment ............................................................................       231,786        202,698
Oil and gas working interests ......................................................................         2,035          1,943
Construction in process ............................................................................         2,748          2,729
                                                                                                         ---------      ---------
                                                                                                           241,435        211,918
Less accumulated depreciation and amortization .....................................................        57,856         47,070
                                                                                                         ---------      ---------
                                                                                                           183,579        164,848

GOODWILL, less accumulated amortization of $3,233 in 1999
  and $2,086 in 1998 ...............................................................................        19,644         20,791
OTHER ASSETS .......................................................................................         1,450          1,871
                                                                                                         ---------      ---------

                                                                                                         $ 257,074      $ 232,067
                                                                                                         =========      =========


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable ...................................................................................     $  16,649      $  17,649
Accrued payroll costs ..............................................................................         3,999          2,387
Accrued health insurance ...........................................................................         1,313          1,284
Other accrued expenses .............................................................................         6,471          2,599
                                                                                                         ---------      ---------
                                                                                                            28,432         23,919

LONG-TERM DEBT, less current portion ...............................................................        32,078         31,721
DEFERRED INCOME TAXES ..............................................................................        40,196         31,625
OTHER LIABILITIES ..................................................................................           498            656

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value, 5,000 shares authorized,
  18,416 issued and 17,813 outstanding in 1999,
  16,612 shares issued and 16,009 outstanding in 1998 ..............................................            18             17
Additional capital .................................................................................       144,087        128,825
Retained earnings ..................................................................................        21,770         25,309
Treasury Stock, 603 shares in 1999 and 1998, at cost ...............................................       (10,005)       (10,005)
                                                                                                         ---------      ---------
                                                                                                           155,870        144,146
                                                                                                         ---------      ---------
                                                                                                         $ 257,074      $ 232,067
                                                                                                         =========      =========

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS                   NINE MONTHS
                                                     ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                  ------------------------      ------------------------
                                                    1999           1998           1999           1998
                                                  ---------      ---------      ---------      ---------
REVENUES ....................................     $  42,396      $  48,690      $ 103,816      $ 145,410

COST OF REVENUES ............................        33,263         36,264         82,186        106,969
                                                  ---------      ---------      ---------      ---------

GROSS PROFIT ................................         9,133         12,426         21,630         38,441

OTHER COSTS AND EXPENSES
Selling, general and administrative .........         2,541          2,726          7,799          8,188
Provisions for bad debts ....................            --            361            548          1,143
Other charge ................................            --            785            260            785
Depreciation and amortization ...............         6,093          5,055         17,700         13,409
                                                  ---------      ---------      ---------      ---------
                                                      8,634          8,927         26,307         23,525
                                                  ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS) .....................           499          3,499         (4,677)        14,916

OTHER INCOME (EXPENSE)
Interest expense ............................        (1,031)          (987)        (3,090)        (2,744)
Interest income .............................           139             68            461          1,027
Other, net (note 4) .........................            38            127          2,867            556
                                                  ---------      ---------      ---------      ---------
                                                       (854)          (792)           238         (1,161)
                                                  ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES ...........          (355)         2,707         (4,439)        13,755

INCOME TAXES ................................            --          1,083           (900)         5,482
                                                  ---------      ---------      ---------      ---------

NET INCOME (LOSS) ...........................     $    (355)     $   1,624      $  (3,539)     $   8,273
                                                  =========      =========      =========      =========

BASIC EARNINGS (LOSS) PER COMMON SHARE ......     $   (0.02)     $    0.10      $   (0.21)     $    0.51
                                                  =========      =========      =========      =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE ....     $   (0.02)     $    0.10      $   (0.21)     $    0.48
                                                  =========      =========      =========      =========

AVERAGE COMMON SHARES OUTSTANDING
Basic .......................................        17,442         16,087         16,716         16,094
Diluted .....................................        17,442         16,747         16,716         17,061

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 NINE MONTH
                                                                             ENDED SEPTEMBER 30,
                                                                           ----------------------
                                                                             1999          1998
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................     $ (3,539)     $  8,273
     Adjustments to reconcile net income (loss) to net cash
       provided by operations
        Depreciation .................................................       16,051        12,036
        Amortization .................................................        1,649         1,373
        Deferred income taxes ........................................          442           547
        Amortization of debt discount ................................          357           356
        Stock compensation expense ...................................           --            34
        Provisions for bad debts .....................................          412         1,143
        Gain on disposals of fixed assets ............................       (2,944)         (362)
        Changes in operating assets and liabilities, net of effect of acquisition and disposition
           Receivables and prepaids ..................................       (1,939)        5,432
           Materials and supplies ....................................          (14)         (193)
           Accounts payable and accruals .............................       (2,410)       (3,404)
           Other .....................................................         (110)       (2,235)
                                                                           --------      --------
                Net cash provided by operating activities ............        7,955        23,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .................................................       (4,913)      (33,698)
Acquisition of businesses, net of cash ...............................          217       (33,646)
Net proceeds from disposition ........................................        4,935            --
Proceeds from sale of property and equipment .........................          711           763
                                                                           --------      --------
                Net cash provided (used) by investing activities .....          950       (66,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt .........................................       (7,951)          (84)
Repurchased Stock ....................................................           --        (8,992)
Proceeds from exercise of stock options ..............................        1,371         1,243
                                                                           --------      --------
                Net cash used by financing activities ................       (6,580)       (7,833)
                                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................        2,325       (51,414)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................       10,337        58,347
                                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $ 12,662      $  6,933
                                                                           ========      ========

See notes to condensed consolidated financial statements.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements as of September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and nine months ended
         September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 1999.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FAS-SFAS 133 ("SFAS 137"), is effective for fiscal years beginning after June 15, 2000, and requires all derivatives to be recognized at fair value on the balance sheet. The Company plans to adopt SFAS 133, as amended by SFAS 137, no later than January 1, 2001. The change is not expected to have a significant effect on the Company's financial statements.

         Reclassifications

         Certain items in the prior period's financial statements have been reclassified to conform with the presentation in the current period.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

3.       ACQUISITIONS

         On July 27, 1999, the Company acquired Norton Drilling Services ("Norton") for approximately 1,299,000 shares of the Company's Common Stock. Norton's assets included sixteen drilling rigs, assorted spare parts, drilling equipment and rolling stock. The acquisition has been accounted for under the purchase method of accounting. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         On July 31, 1998, the Company acquired Suits Enterprises, Inc. ("Suits") for approximately $11.1 million, comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of Common Stock. Warrants to purchase 75,000 shares of Common Stock are exercisable at $26.50 per share and warrants to purchase 25,000 shares of Common Stock are exercisable at $35.00 per share. Suits' assets included seven drilling rigs plus assorted spare parts, drilling equipment and rolling stock. The acquisition has been accounted for using the purchase method of accounting. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

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

         On April 9, 1998, the Company acquired Peterson Drilling Company ("Peterson") for a total purchase price of $20.4 million in cash, which the Company funded from cash on hand following the Company's public offering in October 1997. Peterson's assets included eight drilling rigs, as well as related drilling equipment, office facilities in Midland, Texas and approximately $4.5 million in net working capital. The acquisition has been accounted for under the purchase method of accounting. Goodwill of $3.6 million has been recorded related to this acquisition.

4.       DISPOSITIONS

         In March 1999, the Company sold certain assets of International Petroleum Service Company, its wholly owned Pennsylvania subsidiary, to an unrelated party for $5.6 million. A pre-tax gain of $2.8 million was realized as a result of the sale. Included in the sale were five drilling rigs, related support equipment, rolling stock, spare parts, tools and other inventory.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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

6.       INCOME TAXES

         The provision (credit) for income taxes was different than would result from applying the U.S. statutory rate to income (loss) before income taxes primarily due to nondeductible expenses and the tax benefit of operating losses being partially offset by state income tax expense for certain subsidiaries with taxable income.

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,              September 30,
                                                       ----------------------     ---------------------
                                                          1999          1998        1999         1998
                                                       ---------      -------     --------      -------
Numerator:
---------

Net income (loss) ................................     $    (355)     $ 1,624     $ (3,539)     $ 8,273
                                                       =========      =======     ========      =======
Denominator:
-----------

Denominator for basic earning (loss) per
  share - weighted-average shares ................        17,442       16,087       16,716       16,094
Effect of dilutive securities:
     Stock options ...............................            --          660           --          865
     Warrants ....................................            --           --           --          102
                                                       ---------      -------     --------      -------
     Dilutive potential common shares ............            --          660           --          967
                                                       ---------      -------     --------      -------

     Denominator for diluted earnings per
       share-adjusted weighted-average
       shares and assumed conversions ............        17,442       16,747       16,716       17,061
                                                       =========      =======     ========      =======

Basic earnings (loss) per share ..................     $   (0.02)     $  0.10     $  (0.21)     $  0.51
                                                       =========      =======     ========      =======

Diluted earnings (loss) per share ................     $   (0.02)     $  0.10     $  (0.21)     $  0.48
                                                       =========      =======     ========      =======

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

7.       EARNINGS PER SHARE (CONTINUED)

         Due to the Company being in a net loss position in 1999, the effect of dilutive securities is antidilutive and therefore not included in the computation of diluted earnings per share.

8.       CONTINGENCIES

         The Company is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance or these matters are not expected to have a material adverse effect on the Company's financial position.

         The Company is partially self-insured for employee health insurance claims. The Company was self-insured for workers compensation for years prior to 1999. The Company incurs a maximum of $100,000 per employee under medical claims and a maximum of $250,000 per event for workers compensation claims. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

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

                                Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                              ---------------------     ---------------------
                                1999         1998         1999          1998
                              --------     --------     --------     --------
                                              (in thousands)
Revenues:
---------

Land Drilling ...........     $ 36,327     $ 41,665     $ 89,188     $127,657
Pressure Pumping ........        6,022        6,975       14,501       17,604
Other ...................           47           50          127          149
                              --------     --------     --------     --------
                              $ 42,396     $ 48,690     $103,816     $145,410
                              ========     ========     ========     ========

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

9.       INDUSTRY SEGMENT INFORMATION (CONTINUED)

                                                Three Months Ended                   Nine Months Ended
                                                  September 30,                         September 30,
                                             ----------------------            ----------------------------
                                               1999          1998                1999                1998
                                             --------      --------            --------            --------
                                                                  (in thousands)
Selling, General and Administrative:
------------------------------------

Land Drilling ..........................     $    682      $  1,079            $  2,251            $  2,921
Pressure Pumping .......................          874           745               2,613               2,348
Other ..................................           --            --                  --                  --
                                             --------      --------            --------            --------
                                                1,556         1,824               4,864               5,269
Corporate ..............................          985           902               2,935               2,919
                                             --------      --------            --------            --------
                                             $  2,541      $  2,726            $  7,799            $  8,188
                                             ========      ========            ========            ========

Operating Income (Loss):
------------------------

Land Drilling (1) ......................     $     99      $  3,201            $ (3,537)           $ 14,523
Pressure Pumping (1) ...................        1,413         2,023               2,149               4,156
Other (1) ..............................            7             3                  26                  17
                                             --------      --------            --------            --------
                                                1,519         5,227              (1,362)             18,696
Other Charge ...........................           --          (785)               (260)               (785)
Corporate ..............................       (1,020)         (943)             (3,055)             (2,995)
                                             --------      --------            --------            --------
                                             $    499      $  3,499            $ (4,677)           $ 14,916
                                             ========      ========            ========            ========

Depreciation and Amortization:
------------------------------

Land Drilling ..........................     $  5,673      $  4,735            $ 16,519            $ 12,546
Pressure Pumping .......................          367           263               1,010                 741
Other ..................................           18            15                  51                  45
                                             --------      --------            --------            --------
                                                6,058         5,013              17,580              13,332
Corporate ..............................           35            42                 120                  77
                                             --------      --------            --------            --------
                                             $  6,093      $  5,055            $ 17,700            $ 13,409
                                             ========      ========            ========            ========

Capital Expenditures:
---------------------

Land Drilling ..........................     $    906      $  6,827            $  3,144            $ 30,742
Pressure Pumping .......................          794           271               1,761               2,773
Other ..................................           --            --                  --                  --
                                             --------      --------            --------            --------
                                                1,700         7,098               4,905              33,515
Corporate ..............................           --           146                   8                 183
                                             --------      --------            --------            --------
                                             $  1,700      $  7,244            $  4,913            $ 33,698
                                             ========      ========            ========            ========

------------------

(1) Operating income (loss) is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, other income (expense) or income taxes.

                                UTI ENERGY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

9.       INDUSTRY SEGMENT INFORMATION (CONTINUED)

                                                     September 30,  December 31,
                                                         1999          1998
                                                     ------------   -----------
Segment Assets:
---------------

Land Drilling ....................................   $    220,933   $   204,283
Pressure Pumping .................................         15,189        14,799
Other ............................................            349           404
                                                     ------------   -----------
                                                          236,471       219,486
Corporate ........................................         20,603        12,581
                                                     ------------   -----------
                                                     $    257,074   $   232,067
                                                     ============   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         UTI is a leading provider of onshore contract drilling services to exploration and production companies and operates one of the largest land drilling rig fleets in the United States. The Company's drilling operations are currently concentrated in the prolific oil and natural gas producing basins of Texas, Oklahoma, New Mexico and Wyoming. The Company's rig fleet consists of 120 land drilling rigs that are well suited to the requirements of its markets. The Company's contract drilling services are performed through four regional drilling units and are marketed under the names FWA Drilling Company, FWA/Peterson Drilling Company, Norton Drilling Company, Southland Drilling Company and Triad Drilling Company. The Company also provides pressure pumping services in the Appalachian Basin under the name of Universal Well Services.

         Beginning in 1995, the Company made a strategic decision to focus its efforts on the expansion of its land drilling operations to take advantage of improving market conditions and the benefits arising from consolidation in the land drilling industry. To effect this strategy, the Company disposed of its oilfield distribution business in September 1995 and immediately embarked on a directed acquisition program aimed at expanding the Company's presence in the oil and natural gas producing regions in the United States. Pursuant to this strategy, the Company has acquired 97 rigs net of dispositions since 1995. As a result of these acquisitions and increased rig utilization and dayrates caused by favorable market conditions, the Company's revenues grew substantially during 1996 and 1997. During the latter part of 1997 and during 1998, however, the Company and the United States contract drilling industry, in general, experienced significant declines in demand and pricing for their services. These depressed market conditions have resulted in the Company's fleet utilization decreasing to 39% during the first nine months of 1999 from 60% during the first nine months of 1998.

         In response to depressed industry conditions, the Company undertook a series of actions during the first quarter of 1999 designed to improve efficiency, increase productivity and make the Company more competitive in the market place. These actions included the streamlining of certain contract drilling operations and certain personnel changes. This consolidation of operations reduced the Company's number of regional operating units from seven to four and reduced the Company's administrative staff by twenty-six individuals. As a result of these actions, the Company recorded a one-time other charge during 1999 of $.3 million, which consisted primarily of employee-related expenses. In addition, the Company sold certain non-strategic assets of its Appalachian Basin contract drilling division for $5.6 million, which resulted in the Company recording a one-time gain of approximately $2.8 million during the first quarter of 1999. As a result of these initiatives, the Company believes that it has brought its cost and operating structure more in line with current industry conditions and has strengthened its balance sheet.

         The three months ended September 30, 1999 reflect an improvement in market conditions in the United States land drilling markets compared to the first six months of 1999 and the Company's actions taken during the first quarter to improve efficiency and increase productivity. Fleet utilization was 44% for the three months ended September 30, 1999 compared to 35% for the first six months of 1999. The Company believes that its strong liquidity position and balance sheet provide it with the financial flexibility to capitalize on the improving market conditions and the ability to react quickly to opportunities in the contract drilling industry.

         During the third quarter of 1999, the Company completed its acquisition of Norton Drilling Services, Inc. Norton's assets consist of 16 drilling rigs which operate in the Permian Basin, South Texas and the Rockies.

RESULTS OF OPERATIONS

         The Company views the number of rigs actively drilling in the United States as a barometer of the overall strength of the domestic oilfield service industry. Without giving effect to acquisitions, variations in revenues and gross margins of the Company's core business generally follow the rig count trend.

         The following table presents certain results of operations data for the Company and average U.S. land rig count for the periods indicated:

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                       ----------------------      ----------------------
                                                         1999          1998          1999           1998
                                                       --------      --------      --------      --------
                                                                     (dollars in thousands)
Land Drilling:
--------------

Revenues .........................................     $ 36,327      $ 41,665      $ 89,188      $ 127,657
Cost of revenues .................................     $ 29,874      $ 32,259      $ 73,401      $  96,519
Selling, general and administrative ..............     $    682      $  1,079      $  2,251      $   2,921
Operating days (1) ...............................        4,711         5,349        11,394         15,950
Average revenue per operating day ................     $   7.71      $   7.79      $   7.83      $    8.00
Average costs per operating day ..................     $   6.34      $   6.03      $   6.44      $    6.05
Average margin per operating day .................     $   1.37      $   1.76      $   1.39      $    1.95
Average U.S. land rig count (2) ..................          543           654           459            710
Number of owned rigs at end of period ............          120           109           120            109
Average number of rigs owned during period .......          115           107           109             97
Average rigs operating ...........................           51            58            42             58
Rig utilization percentage (3) ...................          44%           54%           39%            60%
Capital expenditures .............................     $    906      $  6,827      $  3,144      $  30,742
Capital expenditures per operating day ...........     $    .19      $   1.28      $    .28      $    1.93

Pressure Pumping:
-----------------

Revenues .........................................     $  6,022      $  6,975      $ 14,501      $  17,604
Cost of revenues .................................     $  3,367      $  3,973      $  8,736      $  10,363
Selling, general and administrative ..............     $    874      $    745      $  2,613      $   2,348
Total jobs .......................................          841           993         1,995          2,509
Average revenue per job ..........................     $   7.16      $   7.02      $   7.27      $    7.02
Average costs per job ............................     $   4.00      $   4.00      $   4.38      $    4.13
Average margin per job ...........................     $   3.16      $   3.02      $   2.89      $    2.89
Capital expenditures .............................     $    794      $    271      $  1,761      $   2,773

Other and Corporate:
--------------------

Revenues .........................................     $     47      $     50      $    127      $    149
Cost of revenues .................................     $     22      $     32      $     49      $     87
Selling, general and administrative ..............     $    985      $    902      $  2,935      $  2,919
Capital expenditures .............................     $      0      $    146      $      8      $    183

------------------

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

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs in the Company's drilling fleet, including stacked rigs. A rig is considered utilized when it is being operated, mobilized, assembled or dismantled while under contract. For the quarter ended September 30, 1999, the utilization rate of the Company's rigs, excluding stacked rigs, was 51%.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues by business segment for the three months ended
September 30, 1999 and 1998 are as follows:

                              Three Months
                           Ended September 30,
                         ---------------------            %
                           1999         1998          (Decrease)
                         --------     --------        ----------
                           (in thousands)
Revenues:
---------

Land Drilling ......     $ 36,327     $ 41,665            (12.8)
Pressure Pumping ...        6,022        6,975            (13.7)
Other ..............           47           50             (6.0)
                         --------     --------

                         $ 42,396     $ 48,690            (12.9)
                         ========     ========

         Land drilling revenues decreased as a result of depressed market conditions resulting in decreased utilization rates and dayrates and prices received on footage and turnkey contracts during 1999. The decrease in pressure pumping revenue is a result of depressed market conditions.

         Gross profit and gross profit percentage by business segment for the three months ended September 30, 1999 and 1998 are as follows:

                                               Three Months
                                            Ended September 30,
                              --------------------------------------------
                                1999          %         1998           %
                              -------        ----     --------       -----
                                              (in thousands)
Gross Profit:
-------------

Land Drilling .......         $ 6,453        17.8     $  9,406        22.6
Pressure Pumping ....           2,655        44.1        3,002        43.0
Other ...............              25        53.2           18        36.0
                              -------                 --------

                              $ 9,133        21.5     $ 12,426        25.5
                              =======                 ========

         Land drilling gross profit decreased due to depressed market conditions. Gross profit increased in pressure pumping for the three months ended September 30, 1999, compared to the same period of 1998, due to mix of jobs performed.

         Depreciation and amortization expense increased $1.0 million during the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily due to capital expenditures incurred in 1998 and acquisitions consummated during 1998 and 1999.

         Interest expense increased $44 thousand during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. This increase was primarily due to an increase in outstanding debt for the three months ended September 30, 1999 compared to the same period of 1998. Average debt outstanding was $32.0 million during the quarter ended September 30, 1999 compared to $27.7 million for the quarter ended September 30, 1998. The effective interest rate for the quarter ended September 30, 1999 was 12.9% compared to 14.3% for the quarter ended September 30, 1998.

         Income taxes decreased $1.1 million during the quarter ended
September 30, 1999, compared to the quarter ended September 30, 1998, primarily due to lower taxable income in 1999. The Company's effective tax rate for the quarter ended September 30, 1999 was 0.0% and 40.0% for the quarter ended September 30, 1998, with the decrease primarily attributable to the impact of goodwill amortization associated with acquisitions that are nondeductible for tax purposes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues by business segment for the nine months ended
September 30, 1999 and 1998 are as follows:

                                     Nine Months
                                 Ended September 30,
                              ------------------------       %
                                 1999          1998      (Decrease)
                              ---------     ---------    ----------
                                  (in thousands)
Revenues:
---------

Land Drilling ...........     $  89,188     $ 127,657        (30.1)
Pressure Pumping ........        14,501        17,604        (17.6)
Other ...................           127           149        (14.8)
                              ---------     ---------

                              $ 103,816     $ 145,410        (28.6)
                              =========     =========

         Land drilling revenues decreased as a result of depressed market conditions resulting in decreased utilization rates and dayrates and prices received on footage and turnkey contracts during 1999. The decrease in pressure pumping revenue is a result of depressed market conditions.

         Gross profit and gross profit percentage by business segment for the nine months ended September 30, 1999 and 1998 are as follows:

                                            Nine Months
                                        Ended September 30,
                              --------------------------------------
                                1999        %        1998        %
                              --------    -----    --------    -----
                                            (in thousands)
Gross Profit:
-------------

Land Drilling ...........      $15,787     17.7     $31,138     24.4
Pressure Pumping ........        5,765     39.8       7,241     41.1
Other ...................           78     61.4          62     41.6
                               -------              -------

                               $21,630     20.8     $38,441     26.4
                               =======              =======

         Land drilling gross profit decreased during the nine months ended September 30, 1999, compared to the same period of 1998, due to depressed market conditions along with three abnormal events in the first quarter of 1999: a rig move from one market to another, a Department of Labor audit assessment and an unfavorable court decision on a workers compensation claim. Each event was approximately $.2 million. Gross profit per job decreased in pressure pumping for the nine months ended September 30, 1999, compared to the same period of 1998, due to the mix of jobs performed.

         The other charge of $.3 million for the nine months ended
September 30, 1999 was related to a series of actions taken to improve efficiency, increase productivity and make the Company more competitive in the market place. The actions included the reduction of regional operating offices from seven to four and reduced the Company's administrative staff by twenty-six individuals. The other charge consisted primarily of employee-related expenses associated with these reductions.

         Depreciation and amortization expense increased $4.3 million during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily due to acquisitions consummated during 1998 and 1999.

         Interest expense increased $.3 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was primarily due to an increase in outstanding debt for the nine months ended September 30, 1999 compared to the same period of 1998. Average debt outstanding was $31.9 million during the nine months ended
September 30, 1999 compared to $25.2 million for the nine months ended September 30, 1998. The effective interest rate for the nine months ended September 30, 1999 was 12.9% compared to 14.5% for the nine months ended September 30, 1998.

         Interest income decreased $.6 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. In October of 1997, the Company completed a secondary offering of which the excess funds were invested in short-term, interest-bearing, investment-grade securities through the first six months of 1998.

         Other income increased $2.3 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. During the first quarter of 1999, the Company sold certain assets of its Appalachian drilling subsidiary resulting in a $2.8 million gain. In addition, during the second quarter of 1999, the Company incurred $.2 million of expenses related to its unsuccessful bid, in partnership with its largest shareholder, to purchase all or substantially all of the assets of Fracmaster, Ltd.

         Income taxes decreased $6.4 million during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily due to lower taxable income in 1999. The Company's effective tax rate for the nine months ended September 30, 1999 was 20.3% and 39.9% for the nine months ended September 30, 1998, with the decrease primarily attributable to the impact of goodwill amortization associated with acquisitions that are nondeductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital

         Working capital as of September 30, 1999 was $24.0 million compared to $20.6 million as of December 31, 1998. The Company's primary cash needs historically have been to fund working capital requirements, make capital expenditures to replace and expand its drilling rig fleet and for acquisitions. The Company's ongoing operations have been funded through available cash, cash provided from operations and borrowings under the Company's line of credit with Mellon Bank, N.A., as amended (the "Working Capital Line"). To date, acquisitions have been funded with available cash, borrowings and issuances of Common Stock and warrants to purchase Common Stock.

         The Company had $12.7 million in cash and cash equivalents and no borrowings under the Working Capital Line as of September 30, 1999, compared to $10.3 million in cash and cash equivalents and no borrowings under the Working Capital Line as of December 31, 1998. In March 1999, the Company sold certain non-strategic assets located in the Appalachian Basin for $5.6 million in cash. The Company intends to utilize these available cash resources, together with its cash flow from operations, to continue to fund its operations and capital expenditures.

         Net cash provided by operations was $8.0 million and $23.0 million, for the nine months ended September 30, 1999 and 1998, respectively. Such funds were retained in 1999 and primarily utilized to fund capital expenditures in 1998. Capital expenditures for the nine months ended September 30, 1999 and 1998 were $4.9 million and $33.7 million, respectively.

         Long Term Debt Facilities

         Working Capital Line. On June 19, 1998, the Company entered into an amended Working Capital Line, which now provides for maximum borrowings of up to $30.0 million. Under the Working Capital Line, up to $1.6 million may be utilized for letters of credit. Borrowings under the Working Capital Line bear interest at the lower of the bank's prime rate or a LIBOR-based rate. Borrowings under the Working Capital Line mature on June 30, 2000 and are secured by all of the Company's accounts receivable and inventory (excluding the Company's drilling rigs, drilling equipment or drill pipe). The Working Capital

Line contains covenants and restrictions customary in financial instruments of this type, including covenants relating to the maintenance of financial ratios, changes in control of the Company and limits on capital expenditures. Although the Company has not borrowed any money under the Working Capital Line during at least the past twelve months and had working capital of $24.0 million as of September 30, 1999, during the third quarter, the Company amended certain of its financial covenants so that it would be in compliance with the terms of the credit agreement in the event the Company desires to borrow any funds in the future.

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

         Acquisitions

         Norton. On July 27, 1999, the Company acquired Norton Drilling Services ("Norton") for 1,299,000 shares of the Company's Common Stock. Norton's assets include sixteen drilling rigs as well as related drilling equipment. The acquisition has been accounted for under the purchase method of accounting. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price.

         Peterson. On April 9, 1998, the Company acquired Peterson Drilling Company ("Peterson") for a total purchase price of $20.4 million in cash, which the Company funded from cash on hand following the Company's public offering in October 1997. Peterson's assets included eight drilling rigs, as well as related drilling equipment, office facilities in Midland, Texas and approximately $4.5 million in net working capital. The acquisition has been accounted for under the purchase method of accounting. Goodwill of $3.6 million has been recorded related to this acquisition.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that it believes could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger accounting system. The Company does not believe that the Year 2000 Issue presents a material exposure as it relates to the Company's services. The Company experienced no disruptions during this year's high-risk dates: April 9, August 21 and 22 and September 9. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

         For its information technology exposures, to date, the Company is 75% complete on the remediation phase and expects to complete software reprogramming and replacement during November 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems with all remediated systems expected to be fully tested and implemented with 100% completion targeted for November 30, 1999.

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

         The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 Project is estimated at $1.0 million and is being funded through operating cash flows. To date, the Company has incurred approximately $.7 million for new systems related to all phases of the Year 2000 Project, which has been capitalized. The total remaining project costs is attributable to the implementation of new software and purchase of operating equipment, which will also be capitalized.

         Management of the Company believes that it has an effective program in place to resolve Year 2000 Issues in a timely manner. However, the Company has not yet completed all necessary phases of the Year 2000 Project. Disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer system product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company currently has contingency plans in place in the event it does not complete all phases of the Year 2000 Project.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "believe", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including but not limited to, in press releases, as part of the "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report and in the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

         The Company's forward-looking statements assume that there will not be a material decline in oil and natural gas prices, and that the Company will not experience any other events or factors enumerated above.


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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit
        Number                                      Title or Description
------------------------------------------------------------------------------------------------------
         * 10.1     -    Fifth Amendment and Modification to Amended and Restated Loan and Security
                         Agreement.

         * 27       -    Financial Data Schedule

*  Filed herewith.

(b) Reports on 8-K

To report the acquisition of Norton, pursuant to Item 2 of Form 8-K, the Company filed a Form 8-K with the Securities and Exchange Commission dated
July 26, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTI ENERGY CORP.
(REGISTRANT)

          SIGNATURE                                     TITLE                                      DATE
--------------------------------            -----------------------------            --------------------------------
/s/ John E. Vollmer III                     Vice President, Treasurer and                   November 15, 1999
--------------------------------              Chief Financial Officer                --------------------------------
John E. Vollmer III

Signed on behalf of the registrant and as principal financial officer.

/s/ Bruce Sauers                            Vice President and Chief                        November 15, 1999
--------------------------------              Accounting Officer                     --------------------------------
Bruce Sauers

                                 EXHIBIT INDEX

        Exhibit
        Number                                      Title or Description
        -------                                     --------------------
         * 10.1     -    Fifth Amendment and Modification to Amended and Restated Loan and Security
                         Agreement.

         * 27       -    Financial Data Schedule


*  Filed herewith.