Form 10-K
period 1999-12-31
UTI ENERGY CORP
filed 2000-03-27
CIK 912899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 1-12542

UTI ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	23-2037823 (I.R.S. Employer Identification No.)

Suite 225N 16800 Greenspoint Park Houston, Texas (Address of principal executive offices)	77060 (Zip Code)

(281) 873-4111

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001	American Stock Exchange

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant.

$478,859,388 at March 20, 2000

Number of shares outstanding of each class of registrant’s Common Stock, as of the latest practicable date.

18,482,397 shares of Common Stock at March 20, 2000

Documents incorporated by reference.

Proxy Statement for the 2000 Annual Meeting of Shareholders. (Part III)

PART I

Item 1.  BUSINESS

Introduction

      UTI Energy Corp. is a leading provider of onshore contract drilling services to exploration and production companies. UTI operates one of the largest land drilling rig fleets in the United States. UTI’s drilling operations currently are concentrated in the prolific oil and natural gas producing basins of:

•	Texas

•	Oklahoma

•	New Mexico

•	Wyoming

      UTI has a fleet of 125 land drilling rigs that are well suited to the requirements of its markets. UTI also provides pressure pumping services in the Appalachian Basin.

Business Segments

      UTI operates principally in two business segments:

•	land drilling

•	pressure pumping

      Financial information and other disclosures relating to these business segments are provided in the Notes to Consolidated Financial Statements.

Land Drilling

      UTI’s rigs can drill to depths ranging from 8,000 to 30,000 feet. In 1999, UTI continued to increase its number of rigs available for contract. The following table shows the increase:

	As of	As of
	March 20, 2000	December 31, 1998

Number of rigs available for contract	108	90

      UTI also has 17 stacked rigs. A stacked rig is a rig that is not currently being marketed and cannot be made available without incurring refurbishing expenditures. UTI could return the stacked rigs to operation at an average estimated cost of approximately $650,000 per rig. UTI intends to either use the stacked rigs for parts or to place them into service in an orderly manner as regional market conditions merit and trained crews are retained. UTI’s rig utilization rate was 43% for the year ended December 31, 1999. Rig utilization during the fourth quarter of 1999 was 57%.

      UTI’s land drilling services are performed through regional drilling units:

•	East Texas (FWA Drilling Company)

•	Mid-Continent (Triad Drilling Company)

•	New Mexico/ West Texas (FWA/ Peterson Drilling Company and Norton Drilling Company)

•	Rockies (Norton Drilling Company)

•	South Texas (Southland Drilling Company)

      UTI’s regional offices for contract drilling are located in:

•	Oklahoma City, Oklahoma

•	Lubbock, Texas

•	Midland, Texas

•	Tyler, Texas

•	Victoria, Texas

      UTI deploys rigs and equipment among the various drilling units based on regional need and profitability. UTI’s land drilling customers include major oil companies and various sized independent producers.

Drilling Rigs

      A land drilling rig consists of various components, including:

•	engines

•	drawworks or hoist

•	derrick or mast

•	substructure

•	pumps

•	blowout preventers

•	drill pipe

      Over the life of a typical drilling rig, many of these components are replaced or rebuilt on a periodic basis. Other components, including the derrick/mast and substructure, can be utilized for extended periods of time with proper maintenance. UTI follows a policy of keeping its drilling rigs technologically competitive and well maintained.

      The following table shows the current distribution of rigs among UTI’s regional units as of March 20, 2000:

					Average Rated
	Active	Idle	Stacked	Total	Drilling
Region	Rigs(1)	Rigs(1)	Rigs(1)	Rigs	Depths

East Texas	13	1	2	16	15,500 ft.

Mid Continent	12	12	9	33	13,500 ft.

New Mexico/ West Texas	35	15	6	56	13,500 ft.

Rockies	1	3	—	4	18,000 ft.

South Texas	11	5	—	16	16,000 ft.

Total	72	36	17	125

(1)	A rig is considered active when under contract. An idle rig is one that is not under contract but is available and being marketed. A stacked rig is not currently being marketed and cannot be made available without incurring refurbishing expenditures.

      The following table sets forth certain data concerning UTI’s utilization of drilling rigs. This utilization data is based on UTI’s total fleet, including stacked and idle rigs:

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except operating days and
	rig data)

Revenues	$134,870	$162,600	$161,265

Cost of revenues	$110,958	$124,779	$124,780

Selling, general and administrative	$2,818	$3,767	$4,206

Operating days(1)	17,823	20,308	21,576

Average revenue per day	$7.57	$8.01	$7.47

Average costs per day	$6.23	$6.14	$5.78

Average margin per day	$1.34	$1.87	$1.69

Number of owned rigs at end of period	125	109	89

Average number of rigs owned during period	112	100	82

Average rigs operating	49	56	59

Rig utilization percentage(2)	43%	55%	72%

Capital expenditures	$7,116	$32,912	$16,282

Capital expenditures per operating day	$.40	$1.62	$0.75

(1)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(2)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the year ended December 31, 1999, the utilization rate of UTI’s rigs, excluding stacked rigs, was 50%.

Drilling Contracts

      UTI’s land drilling rigs are employed under individual contracts. The drilling contract may be for a single well or a number of wells. Drilling contracts are generally obtained through competitive bidding. UTI bids contracts on the basis of profitability and not to maximize rig utilization. Contracts generally are subject to termination by the customer on short notice. Drilling contracts may provide for compensation on a dayrate, footage or turnkey basis.

1) Dayrate Contract

      A dayrate contract provides for a basic rate per day when drilling. A dayrate contract provides for lower rates when the rig is moving or when drilling operations are interrupted or restricted by:

•	equipment breakdowns

•	adverse weather conditions

•	other conditions beyond the control of UTI

      In addition, dayrate contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig. The dayrate depends on:

•	market and competitive conditions

•	nature of the operations to be performed

•	duration of the work

•	equipment and services to be provided

•	geographic area involved

•	other variables

2) Footage and Turnkey Contracts

      In a footage contract, UTI undertakes to drill a well to a specified depth at a fixed price per foot of hole. In a turnkey contract, UTI undertakes to drill a well to a specified depth for a fixed price. Turnkey contracts are pursued on a limited basis because of the degree of risks of the contracts. UTI enters into footage and turnkey contracts in situations where UTI possesses experience and expertise in the geological and operational aspect of the project.

      Footage and turnkey contracts have the following characteristics that are not normally found under dayrate contracts:

•	UTI must bear the cost of performing the drilling services until the target depth is reached

•	UTI must make significant cash commitments

•	UTI generally furnishes more services including testing, coring and casing the hole and other services

•	UTI earns compensation upon completion of the well to the specified depth

•	UTI incurs a higher degree of risk than under dayrate contracts

•	UTI bears the cost of unanticipated downhole problems and other cost overruns

      For the year ended December 31, 1999, UTI completed wells under all three types of contracts as the following table shows:

Percentage of
Completed Wells

Dayrate	50%

Footage	31%

Turnkey	19%

      UTI also provides horizontal boring services which uses vertical drilling technology to bore horizontal holes. These services are used for the placement of pipelines and cables, including fiber optic cables, under obstacles such as highways and railroads. These services are currently marketed in the eastern half of the United States.

Pressure Pumping

      UTI, through its subsidiary Universal Well Services, Inc., is a leading provider of pressure pumping services in the northern Appalachian Basin. Pressure pumping services consist primarily of:

•	well stimulation and cementing for the completion of new wells

•	remedial work on existing wells

      Generally, all completed Appalachian Basin wells require cementing services before production commences. Cementing is the process of inserting material between the hole wall and the pipe to center and stabilize the pipe in the hole. In addition, most completed wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of gas and oil to the well bore.

      UTI continuously maintains its pressure pumping equipment. Virtually all of the pressure pumping equipment is in use on a regular basis. As of March 20, 2000, UTI operated the following pressure pumping equipment:

Number
Equipment Type	of Units

Cement pumper trucks	13

Fracturing pumper trucks	22

Nitrogen pumper trucks	6

Blender trucks	10

Bulk acid trucks	8

Bulk cement trucks	17

Bulk nitrogen trucks	4

Bulk sand trucks	18

Connection trucks	7

Other trucks	3

Total	108

      The following table shows certain data concerning UTI’s pressure pumping operations:

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except total jobs)

Revenues	$20,721	$23,365	$20,923

Cost of revenues	$12,219	$14,041	$12,615

Selling, general and administrative	$3,457	$3,216	$2,945

Total jobs	2,892	3,292	3,196

Average revenue per job	$7.17	$7.10	$6.55

Average costs per job	$4.23	$4.27	$3.95

Average margin per job	$2.94	$2.83	$2.60

Capital expenditures	$2,307	$3,895	$1,676

Other Operations

      In addition to its operating activities, UTI has invested in working interests in gas and oil wells. These investments are principally in the Appalachian and Permian Basins. The net book value of such investments at December 31, 1999 was $318,000. The net book value at December 31, 1998 was $404,000.

Industry Conditions

      The level of activity in the United States onshore oil and natural gas exploration and production industry influences the demand and prices for UTI’s services. The level of activity depends upon numerous factors over which UTI has no control. These factors include:

•	the level of oil and natural gas prices

•	the expectations about future oil and natural gas prices

•	the ability of OPEC to set and maintain production levels and prices

•	the cost of exploring for, producing and delivering oil and natural gas

•	the level and price of foreign imports of oil and natural gas

•	the discovery rate of new oil and natural gas reserves

•	the available pipeline and other oil and natural gas transportation capacity

•	the worldwide weather conditions

•	the international, political, military, regulatory and economic conditions

•	the ability of oil and natural gas companies to raise capital

      The level of drilling activity in the onshore oil and natural gas exploration and production industry in the United States has been volatile. UTI cannot give assurance that recent levels of oil and natural gas exploration activities in UTI’s markets will continue. UTI cannot give assurance that demand for UTI’s services will correspond to the level of activity in the industry. Further, any changes in the demand for or supply of oil and natural gas materially impacts the demand for and pricing of UTI’s services.

      As prices for oil and natural gas have increased, exploration and production companies have increased spending budgets. These increased spending budgets have increased the demand for drilling services. Increased demand for drilling services is expected to increase the contract rates for UTI’s contract drilling services.

      All of UTI’s operating regions have been affected by the above-mentioned factors. However, some of UTI’s operating regions, like the Permian Basin, have been more significantly affected than other regions due to greater sensitivity to changes in oil prices.

Competition

      The land drilling and well servicing industry is:

•	highly-fragmented

•	intensely competitive

•	cyclical

      Since 1982, the decline and continued instability in oil and natural gas prices has severely impacted the land drilling business. These depressed economic conditions have reduced the number of competitors and reduced the number of rigs available. However, the supply of available rigs, particularly in the United States land markets, still exceeds the demand for those rigs. This excess capacity has resulted in substantial competition. Competition for services in a particular market is based on:

•	price of service

•	location of available equipment

•	type of available equipment

•	condition of available equipment

•	quality of service

      In addition, drilling rigs are mobile and can be moved from one market to another in response to market conditions.

Seasonality

      Seasonality does not significantly affect the overall operations of UTI. However, UTI’s pressure pumping services in Appalachia are subject to slow periods of activity during the spring thaw. In addition, UTI’s drilling operations in the Rockies are affected by governmental land restrictions during the first quarter.

Raw Materials and Subcontractors

      UTI uses many suppliers of raw materials and services. These materials and services have been and continue to be available. Where appropriate, UTI maximizes price discounts through volume purchases. UTI also utilizes numerous independent subcontractors from various trades.

Operating Risks and Insurance

      UTI’s drilling operations and fleet are subject to the many hazards of the onshore drilling industry. Among other things, these hazards include:

•	blowouts

•	explosions

•	cratering

•	sour gas

•	well fires

•	spills

      These hazards can result in:

•	personal injury

•	loss of life

•	severe damage to or destruction of property and equipment

•	environmental damage

•	suspension of operations

      UTI maintains insurance protection as management deems appropriate. Such insurance coverage, however, may not provide sufficient funds in all situations to protect UTI from all liabilities that could result from its operations. Also, claims will be subject to various retentions and deductibles.

      UTI generally seeks to obtain indemnity agreements from its customers. These indemnity agreements require the customers to hold UTI harmless in the event of loss of production or reservoir damage. This contractual indemnification may not be supported by adequate insurance maintained by the customer.

      UTI’s operations and financial condition could be damaged by the occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification. Moreover, UTI may not always be able to secure insurance in the future at reasonable rates.

Environmental Regulation

      UTI’s activities are subject to existing environmental laws and regulations at the federal, state and local level. UTI does not anticipate that compliance with existing environmental laws and regulations will have a material adverse effect upon its operations, capital expenditures or earnings in the foreseeable future. UTI cannot predict what effect the following could have on its activities:

•	additional regulation or legislation

•	changes in enforcement policies or practices

•	claims for damages to property and the environment

      UTI’s operations routinely involve the handling of various materials, including hazardous materials. UTI’s operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including but not limited to, laws concerning:

•	containment and disposal of hazardous materials, oilfield waste, other waste materials and acids

•	use of underground storage tanks

      Environmental laws have generally become more restrictive in recent years. In addition, environmental laws and regulations may impose strict liability. If UTI is determined to be strictly liable, UTI could be liable for clean up costs, even if the situation resulted from:

•	previous conduct of UTI that was lawful at the time conducted

•	improper conduct of or conditions caused by previous property owners or other persons not associated with UTI

      From time to time, parties may make claims and bring litigation against UTI under these laws. These claims and related costs could be substantial and could have a material adverse effect on UTI’s financial condition. However, this has not happened in the past.

      UTI is unable to predict the effect of new regulations and amendments to existing regulations governing its operations. Therefore, UTI is unable to determine the ultimate costs of complying with environmental laws and regulations.

      UTI is subject to The Oil Pollution Act of 1990, which amends provisions of the federal Water Pollution Control Act of 1972, commonly known as the Clean Water Act, and other statutes that address the prevention of and response to oil spills into navigable waters. The Oil Pollution Act subjects owners of facilities to:

•	strict, joint and several liability for all containment and cleanup costs

•	other damages arising from a spill, including but not limited to, the costs of responding to a release of oil to surface waters

      The Clean Water Act provides penalties for any discharge of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. The Environmental Protection Agency is also authorized to seek preliminary and permanent injunctive relief and in certain cases, criminal penalties and fines. UTI may be exposed to claims that it is liable under the Clean Water Act if a discharge occurs at a well site where UTI is conducting drilling or pressure pumping operations.

      UTI is also subject to The Comprehensive Environmental Response Compensation and Liability Act, which is commonly known as CERCLA or the “Superfund Law”. CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons which release a “hazardous substance” into the environment. These persons include the owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at the site. The definition of hazardous substance does not currently include crude oil and certain drilling materials, such as drilling fluids and produced waters, although they may be included in the future. In addition, UTI’s operations may involve the use or handling of acids currently classified as hazardous substances and other materials that may in the future be classified as environmentally hazardous substances.

      As mentioned above, UTI’s operations are subject to local, state and federal regulations for the control of emissions and air pollution. Legal and regulatory requirements in this area are increasing. UTI cannot assure that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean Air Act Amendments of 1990 may impose additional compliance requirements that could affect UTI’s operations. UTI may in the future be subject to civil or administrative enforcement actions for failure to comply strictly with air regulations and permits. These enforcement actions are generally resolved by paying monetary fines or correcting any identified deficiencies. Alternatively, regulatory agencies could prevent UTI from constructing or operating certain air emission sources.

      Management believes that UTI is in substantial compliance with environmental laws and regulations.

Employees

      As of March 20, 2000, UTI employed approximately 1,929 full-time employees. 1,828 of these employees were field personnel and 101 of them were employed in selling and administrative capacities.

      In addition to the services of its employees, UTI uses consultants periodically. None of UTI’s employees are represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. Management believes that employee relations are good.

      UTI maintains an incentive compensation plan for its managerial and key employees. The incentive compensation plan is based on operating results and return on invested capital. UTI believes that this plan allows it to attract and retain qualified managers and key operating employees. UTI also provides incentive compensation to its rig workers based on operating results and safety records.

Item 2.  PROPERTIES

      Contract drilling operations are conducted from facilities UTI currently owns in:

•	Levelland, Texas

•	Midland, Texas

•	Oklahoma City, Oklahoma

•	Rock Springs, Wyoming

•	Tyler, Texas

•	Victoria, Texas

•	Woodward, Oklahoma

      Pressure pumping operations are conducted from five base camps in the Appalachian Basin:

•	Allen, Kentucky

•	Bradford, Pennsylvania

•	Meadville, Pennsylvania

•	Punxsutawney, Pennsylvania

•	Wooster, Ohio

      The Punxsutawney and Meadville camps are owned by UTI. The other camps are leased under leases not exceeding five years.

      UTI does not believe that its executive offices or its other leased facilities are material to its operations. Management believes that UTI’s properties are suitable and adequate for its operations.

Item 3.  LEGAL PROCEEDINGS

      UTI is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance or will not have a material adverse effect on UTI’s financial position.

      Sometimes individuals bring personal injury claims against UTI and its operating subsidiaries. UTI management believes that it maintains a reasonable amount of insurance coverage against such claims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      UTI did not submit any matters to a vote of security holders during the quarter that ended December 31, 1999.

PART II

Item 5.	MARKET FOR UTI’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      UTI’s common stock is the only class of equity of UTI currently outstanding. UTI’s common stock is traded on the American Stock Exchange under the symbol “UTI”. The following table provides price information for UTI’s common stock for 1999 and 1998.

	1999		1998

Quarter Ended	High	Low	High	Low

March 31	$10.88	$5.13	$26.44	$12.00

June 30	17.13	8.63	20.50	12.50

September 30	22.88	14.69	13.38	6.50

December 31	23.63	14.75	12.00	5.75

      As of March 20, 2000, the closing price for UTI’s common stock was $32.50. As of March 20, 2000, UTI’s common stock was held by approximately 180 stockholders of record. Management estimates that more than 8,000 persons beneficially owned the stock.

      UTI has not paid a cash dividend on its common stock during the two most recent fiscal years and management does not anticipate that any cash dividend will be paid on the common stock for the foreseeable future.

      UTI has recently sold unregistered common stock to Canpartners Investments IV, LLC and parties related to Southland Drilling Company, Ltd. These two transactions are described in the following paragraphs.

      On March 2, 2000, UTI sold 298,138 shares of common stock to Canpartners Investments IV, LLC. Canpartners Investments IV, LLC exchanged warrants covering 480,000 shares of common stock of UTI that it acquired on September 26, 1997 for the 298,138 shares of common stock of UTI, and no other consideration was given. This sale was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. Under Section 3(a)(9), if an existing security holder exchanges securities of the issuer for other securities of the issuer and no other consideration is paid, then the transaction is exempt from registration.

      On March 3, 2000, UTI sold 91,500 shares of common stock to parties related to Southland Drilling Company, Ltd. Like Canpartners Investments IV, LLC, the Southland parties exchanged warrants covering 183,000 shares of common stock of UTI that it acquired on April 11, 1997 for the 91,500 shares of common stock of UTI, and no other consideration was given. This sale was also exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The following table shows the Southland parties and the number of shares of common stock covered by warrants that were exchanged for shares of common stock.

	Number of Shares	Number of Shares
	of Common Stock	of Common Stock
Party	Covered by Warrant	Sold by UTI

Neil E. Hanson	63,240	31,620

Christopher N. Hanson	42,000	21,000

John J. Surko	2,880	1,440

Ben A. McCarthy	72,000	36,000

Southland Minerals Company	2,880	1,440

Item 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of UTI for each of the periods indicated. The selected financial data is derived from UTI’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and notes to the consolidated financial statements.

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(in thousands, except per share data)

Statement of Operations Data(1)

Revenues	$155,775	$186,157	$182,437	$97,301	$40,124

Gross profit	$32,535	$47,222	$44,938	$18,583	$7,404

Selling, general and administrative expenses	10,170	10,781	10,011	7,166	5,057

Provisions for bad debts	548	1,143	623	141	(10)

Other charges	260	785	—	—	—

Depreciation and amortization	24,122	19,529	11,075	4,292	2,552

Operating income (loss)	(2,565)	14,984	23,229	6,984	(195)

Other income(2)	3,706	1,934	1,235	1,341	293

Interest expense	(4,168)	(3,815)	(4,330)	(1,148)	(265)

Income (loss) from continuing operations before income taxes	(3,027)	13,103	20,134	7,177	(167)

Income taxes	(425)	5,235	7,609	2,324	(592)

Income (loss) from continuing operations	$(2,602)	$7,868	$12,525	$4,853	$425

Income (loss) from continuing operations per common share

Basic	$(0.15)	$0.49	$0.96	$0.46	$0.04

Diluted	$(0.15)	$0.47	$0.83	$0.42	$0.04

Average common shares outstanding

Basic	16,992	16,070	13,083	10,448	9,899

Diluted	16,992	16,795	15,069	11,439	9,899

	As of December 31,

	1999	1998	1997	1996	1995

Balance Sheet Data

Working capital(3)	$20,895	$22,592	$70,452	$5,761	$5,427

Total assets(1)	260,582	234,021	208,987	61,870	33,990

Long-term debt, including Redeemable Stock	32,196	31,721	30,159	14,658	8,701

Shareholders’ equity(3)	157,032	144,146	137,620	22,696	14,990

(1)	Over the five years presented, UTI’s rig fleet has increased by 98 land drilling rigs. This increase in land drilling rigs is the primary cause for the increase in revenue, gross profit, selling, general and administrative expenses, depreciation and amortization and total assets. The net change in land drilling rigs owned was 16 during 1999, 20 during 1998, 24 during 1997, 10 during 1996 and 28 during 1995.

(2)	UTI recognized a $2.8 million gain from the sale of land drilling assets in the first quarter of 1999.

(3)	In October of 1997, UTI sold approximately 1.8 million shares of its common stock in a public offering. Approximately another 1.7 million shares of UTI common stock were sold by various shareholders of UTI through the exercise of options and warrants. Both of these events resulted in net proceeds to UTI of approximately $80.0 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Beginning in 1995, UTI decided to expand its land drilling operations. Management of UTI made this decision to take advantage of:

•	improving market conditions

•	benefits arising from a consolidation in the land drilling industry

      To effect this strategy, UTI disposed of its oilfield distribution business in September 1995 and embarked on an acquisition program aimed at expanding UTI’s presence in the oil and natural gas producing regions in the United States. Under this strategy, UTI has acquired 107 rigs since 1995. During this same time period, UTI disposed of nine rigs primarily in the Appalachian Basin. Five of the nine rigs disposed of were sold in 1999.

      UTI’s revenues grew substantially during 1997 and 1998 as a result of:

•	acquisitions

•	increased rig utilization and dayrates caused by favorable market conditions

      Beginning in 1998 and continuing into 1999, UTI and the United States land drilling industry experienced significant declines in demand and pricing for their services. The depressed market conditions caused UTI’s rig fleet utilization to decrease from 72% in 1997 to 55% in 1998 and to 43% in 1999.

      In response to these depressed industry conditions, UTI undertook a series of actions during the third quarter of 1998 and the first quarter of 1999 designed to:

•	improve efficiency

•	increase productivity

•	make UTI more competitive in the marketplace

      These actions included:

•	streamlining of certain contract drilling operations

•	personnel changes

•	changes to the accounting and administrative functions, including the relocation of certain accounting functions from Oklahoma City to UTI’s corporate headquarters in Houston

      This consolidation of operations reduced UTI’s regional drilling units from seven to four. It also reduced UTI’s administrative staff by forty-six persons. As a result of the above actions, UTI recorded other charges of $.3 million during 1999 and $.8 million during 1998. The charges consisted primarily of employee-related expenses.

      In addition, UTI sold certain non-strategic assets of its Appalachian Basin contract drilling division for $5.6 million. As a result, UTI recorded a gain of approximately $2.8 million during the first quarter of 1999.

      UTI currently expects market conditions in the land drilling industry to improve in response to the recent improvement in commodity prices for oil and natural gas. In this regard, UTI expects its average utilization during the first quarter of 2000 to be more than the 43% average utilization experienced during 1999. The dayrate component of drilling contracts also have increased during the first quarter of 2000. As conditions in the land drilling industry improve, UTI believes that its strong liquidity position and balance sheet provide it with the financial ability to react quickly to opportunities in the land drilling industry.

Results of Operations

      UTI believes the number of land rigs actively drilling in the United States indicates the overall strength of the United States oilfield service industry. Without giving effect to acquisitions, variations in UTI’s revenues and gross margins generally follow trends in the United States rig count.

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Years Ended December 31,

	1999	1998	1997

Operating Data:

Average U.S. active land rig count	504	671	801

Number of rigs owned by UTI at end of year	125	109	89

Average number of rigs owned during year	112	100	82

Average rigs operating	49	56	59

Land Drilling:

Operating days(2)	17,823	20,308	21,576

Utilization rate(3)	43%	55%	72%

Pressure Pumping:

Cementing jobs	2,108	2,296	2,245

Stimulation jobs	784	996	951

Financial Data (in thousands):

Revenues	$155,775	$186,157	$182,437

Gross profit	$32,535	$47,222	$44,938

As a percentage of revenue	20.9%	25.4%	24.6%

Operating income (loss)	$(2,565)	$14,984	$23,229

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the year ended December 31, 1999, the utilization rate of UTI’s rigs, excluding stacked rigs, was 50%.

Comparison of Years Ended 1999 and 1998

      Revenues by business segment for the years ended December 31, 1999 and 1998 are as follows:

	Years Ended
	December 31,		%
			Increase
	1999	1998	(Decrease)

	(in thousands)

Revenues:

Land Drilling	$134,870	$162,600	(17.1)

Pressure Pumping	20,721	23,365	(11.3)

Other	184	192	(4.2)

	$155,775	$186,157	(16.3)

      Despite the net acquisition of sixteen rigs during the year ended December 31, 1999, land drilling revenue decreased. The decrease was attributable to depressed market conditions. Pressure pumping revenue also decreased as a result of depressed market conditions. These depressed market conditions resulted in:

•	lower utilization rates

•	lower rates for services

      Gross profit and gross profit percentage by business segment for the years ended December 31, 1999 and 1998 are as follows:

	Years Ended
	December 31,

	1999	%	1998	%

	(in thousands)

Gross Profit:

Land Drilling	$23,912	17.7	$37,821	23.3

Pressure Pumping	8,502	41.0	9,324	39.9

Other	121	65.8	77	40.1

	$32,535	20.9	$47,222	25.4

      The gross profit of the land drilling segment declined due to depressed market conditions. The gross profit percentage of the pressure pumping segment increased due to an increase in gross profit per job on stimulation jobs for the year ended December 31, 1999 compared to the same period of 1998.

      Selling, general and administrative expenses decreased $.6 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to actions taken to streamline operations during the third quarter of 1998 and the first quarter of 1999.

      Provisions for bad debts decreased $.6 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to improved collection efforts.

      The other charges for the years ended December 31, 1999 and 1998 were the result of the streamlining of certain contract drilling operations and changes to the accounting and administrative functions.

      Depreciation and amortization expense increased $4.6 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to depreciation and amortization on assets acquired during 1998 and 1999.

      Other net income increased $2.3 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase was primarily due to a $2.8 million gain realized as a result of the sale of land drilling assets in 1999. The assets sold consisted of UTI’s drilling presence in the Appalachian Basin.

      Interest expense increased $.4 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase was primarily due to an increase in average outstanding debt for the year ended December 31, 1999 compared to the same period of 1998. The following table shows other significant data regarding UTI’s debt:

	Year Ended	Year Ended
	December 31, 1999	December 31, 1998

Average Debt Outstanding	$32.0 million	$26.7 million

Effective Interest Rate	13.0%	14.3%

      Income taxes decreased $5.7 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to a taxable loss in 1999. UTI’s effective tax rate for the year ended December 31, 1999 was 14.0%. UTI’s effective tax rate for the year ended December 31, 1998 was 40.0%. This decrease in the effective tax rate from 40.0% to 14.0% was primarily for two reasons:

•	goodwill amortization associated with acquisitions that is nondeductible for tax purposes

•	state income taxes payable in states where a taxable loss was not incurred

Comparison of Years Ended 1998 and 1997

      Revenues by business segment for the years ended December 31, 1998 and 1997 are as follows:

	Year Ended
	December 31,		%
			Increase
	1998	1997	(Decrease)

	(in thousands)

Revenues:

Land Drilling	$162,600	$161,265	0.8%

Pressure Pumping	23,365	20,923	11.7%

Other	192	249	(22.9)%

	$186,157	$182,437	2.0%

      Land drilling revenues remained flat as a result of depressed market conditions. These depressed market conditions resulted in:

•	lower utilization rates

•	lower dayrates and prices received on footage and turnkey contracts

      However, these factors were offset by additional revenues from rigs acquired during 1997 and 1998. The increase in pressure pumping revenue resulted from an increase in pressure pumping jobs and related rates. UTI’s pressure pumping operations were not as adversely affected by declining oil and natural gas prices as UTI’s land drilling operations.

      Gross profit and gross profit percentage by business segment for the years ended December 31, 1998 and 1997 are as follows:

	Years Ended December 31,

	1998	%	1997	%

	(in thousands)

Gross Profit:

Land Drilling	$37,821	23.3	$36,485	22.6

Pressure Pumping	9,324	39.9	8,308	39.7

Other	77	40.1	145	58.2

	$47,222	25.4	$44,938	24.6

      Selling, general and administrative expenses increased $.8 million during the year ended December 31, 1998 compared to the year ended December 31, 1997. This was primarily due to acquisitions consummated during the second and third quarters of 1997 and during 1998.

      Provisions for bad debts increased $.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. This was primarily due to existing industry conditions during that time period.

      The other charges of $.8 million for the year ended December 31, 1998 was the result of the streamlining of certain contract drilling operations and changes to the accounting and administrative functions.

      Depreciation and amortization expense increased $8.5 million during the year ended December 31, 1998 compared to the year ended December 31, 1997. This was primarily due to depreciation and amortization on assets acquired during the second and third quarters of 1997 and during 1998.

      Interest expense decreased $.5 million during the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease was primarily due to a reduction in outstanding debt for the year ended December 31, 1998 compared to the same period of 1997. The following table shows other significant data regarding UTI’s debt:

	Year Ended	Year Ended
	December 31, 1998	December 31, 1997

Average Debt Outstanding	$26.7 million	$35.7 million
Effective Interest Rate	14.3%	12.1%

      Income taxes decreased $2.4 million during the year ended December 31, 1998 compared to the year ended December 31, 1997, primarily due to lower taxable income in 1998. UTI’s effective tax rate for the year ended December 31, 1998 was 40.0%. UTI’s effective tax rate for the year ended December 31, 1997 was 37.8%. This increase from 37.8% to 40.0% was primarily attributable to goodwill amortization associated with acquisitions that is nondeductible for tax purposes.

Liquidity and Capital Resources

Working Capital

      Historically, UTI has needed cash:

•	to fund working capital requirements

•	to make capital expenditures to replace and expand its drilling rig fleet

•	for acquisitions

      UTI has funded ongoing operations through:

•	available cash

•	cash provided from operations

•	borrowings

      To date, UTI has funded acquisitions with:

•	available cash

•	borrowings

•	issuances of common stock and warrants to purchase common stock

      Operations provided net cash of $14.4 million in 1999 and $31.6 million in 1998. UTI used these funds along with available cash balances on hand to fund acquisitions and capital expenditures. Capital expenditures, excluding acquisitions, was $9.4 million for the year ended December 31, 1999. Capital expenditures, excluding acquisitions, was $37.4 million for the year ended December 31, 1998.

      UTI had $7.5 million in cash and cash equivalents and no borrowings under the working capital line as of December 31, 1999. This is compared to $10.3 million in cash and cash equivalents and no borrowings under the working capital line as of December 31, 1998.

Long Term Debt Facilities

      As of December 31, 1999, UTI had outstanding debt, net of unamortized discounts, of $32.2 million. This indebtedness included $25.0 million associated with a 1997 private placement of debt securities in connection with an acquisition and refinancing of existing indebtedness and $7.8 million of notes associated with an acquisition completed in 1998.

      Revolving Credit Facility. On November 22, 1999, UTI entered into a four-year revolving credit facility. This revolving credit facility provides for maximum borrowings of up to $65.0 million. Under the revolving credit facility, UTI may use up to $10.0 million for letters of credit. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%. The actual rate charged above LIBOR is based on UTI’s trailing twelve-month EBITDA. UTI’s assets secure the new facility. As of December 31, 1999, UTI had no outstanding borrowings under this facility.

      Subordinated Notes. On April 11, 1997, UTI issued $25.0 million principal amount of 12.0% subordinated notes. These subordinated notes come due 2001. The subordinated notes were issued at a 2.0% discount along with seven-year warrants to purchase 1.2 million shares of UTI’s common stock at an exercise price of $10.83 per share. The subordinated notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness, restrictions on dividends, distributions and other restricted payments.

      Promissory Notes. On July 31, 1998, UTI issued $7.8 million principal amount of unsecured promissory notes. In the event the average trading value of UTI’s common stock for thirty consecutive days exceeds $30.00 per share, then $3.5 million of the principal amount becomes payable within 90 days following the event. The triggering event occurred on March 9, 2000. The notes bear interest at 7.0% and mature on July 31, 2002. The notes were issued in connection with an acquisition.

Future Acquisitions and Capital Needs

      Management believes UTI will be able to meet its working capital, capital expenditure and debt service requirements for the next twelve months by using:

•	internally generated cash

•	availability under the revolving credit facility

•	cash balances on hand

      The Company believes that UTI’s strong liquidity position will allow it to react quickly to opportunities in the land drilling industry. These opportunities include making strategic acquisitions.

Inflation

      Inflation has not had a significant impact on UTI’s comparative results of operations.

Year 2000

      In late 1999, UTI completed remediating and testing its Year 2000 readiness systems. UTI did not experience any significant disruptions in mission critical information technology and non-information technology systems. UTI believes those systems successfully responded to the Year 2000 date change.

      UTI is not aware of any material problems resulting from Year 2000 issues, either with:

•	UTI’s products and services

•	UTI’s internal systems

•	products and services of third parties

      UTI will continue to monitor the mission critical computer applications of the following parties throughout the Year 2000:

•	UTI

•	UTI’s suppliers

•	UTI’s vendors

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137) which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. UTI plans to adopt SFAS 133 no later than January 1, 2001. The change is not expected to have a significant effect on UTI’s financial statements.

Risks Associated with Forward-Looking Statements

      From time to time, UTI may make certain statements that contain “forward-looking” information. Forward looking statements speak to the future. Words such as “anticipate”, “believe”, “expect”, “estimate”, “predict”, “project”, “should” and similar expressions usually identify such forward-looking statements. Forward-looking statements may be made by management both orally or in writing. Written forward-looking statements may appear:

•	in press releases

•	as part of the “Business”, “Properties” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in this report

•	in UTI’s other filings with the Securities and Exchange Commission

      UTI believes that the expectations reflected in these forward-looking statements are reasonable. However, UTI cannot give any assurance that such expectations will materialize. These forward-looking statements are subject to:

•	risks

•	uncertainties

•	assumptions

      If any of these risks or uncertainties materialize, actual results of current and future operations may not be as expected. Therefore, readers should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of their dates.

      Among the factors that will directly affect UTI’s results of operations and the contract drilling service industry are:

•	changes in the prices of oil and natural gas

•	the volatility of the contract drilling service industry in general

•	UTI’s ability to successfully integrate recent acquisitions

•	contractual risk associated with turnkey and footage contracts

•	presence of competitors with greater financial resources

•	labor shortages

•	operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, sour gas, well fires and spills

•	domestic and world-wide political stability and economic growth

•	risks associated with UTI’s successful execution of internal operating plans

•	regulatory uncertainties

•	legal proceedings

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The tables below present expected cash flows and related weighted-average interest rates expected by maturity dates. UTI is not subject to interest rate risk due to its indebtedness having fixed rates of interest. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of December 31, 1999 and 1998.

	Expected Maturity Date					Fair
						Value
	2000	2001	2002	2003	Total	12/31/99

	(in millions, except interest rate percentages)
Long Term Debt

Debt service(a)	$3.5	$27.0	$8.1	$—	$38.6	$33.2

Average effective interest rate	12.3%	10.4%	7.0%	—	11.3%

	Expected Maturity Date					Fair
						Value
	1999	2000	2001	2002	Total	12/31/98

	(in millions, except interest rate percentages)
Long Term Debt

Debt service(a)	$3.5	$3.5	$27.0	$8.1	$42.1	$33.0

Average effective interest rate	12.3%	12.3%	10.4%	7.0%	11.7%

(a)	Assumes scheduled maturities are funded with available resources.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements of UTI meeting the requirements of Regulation S-X (except Section 210.3-05 and Article 11 thereof) are included on pages F-1 through F-25 hereof.

      Other financial statements and schedules required under Regulation S-X, if any, are filed under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

       The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from UTI’s Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders. This proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which is the end of the fiscal year.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this Annual Report on Form 10-K:

Page

(1) Financial Statements of UTI Energy Corp.:
Contents	F-1
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 1999 and 1998	F-3
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 1999, 1998 and 1997	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997	F-6
Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or do not apply and therefore have been omitted.

      (3)  The following Exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Title or Description

3.1	—	Restated Certificate of Incorporation of UTI (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).
3.2	—	Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).
3.3	—	Amendment to Restated Certificate of Incorporation (incorporated by reference to UTI’s Annual Report on Form 10-K for the year ended December 31, 1994).
3.4	—	Amendment to Restated Certificate of Incorporation, dated August 28, 1997 (incorporated by reference to Exhibit 3.4 to UTI’s Registration Statement on Form S-3 (No. 333-35109)).
3.5	—	By-laws of UTI, as amended (incorporated by reference to Exhibit 3.3 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.6	—	Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).
3.7	—	Certificate of Designation, Powers, Preferences and Rights of Series I Preferred Stock, dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).
3.8	—	Form of Right Certificate (incorporated by reference to Exhibit 4.3 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).
4.1	—	See Exhibit No. 3.1 through 3.8 for provisions of the Restated Certificate of Incorporation and amended By-laws of UTI defining the rights of the holders of Common Stock.
4.2	—	Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).
4.3	—	Registration Rights Agreement with Bear Stearns & Co. Inc., dated March 25, 1994, as assigned to Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).
4.4	—	Stock Option Agreement, dated December 19, 1995, between UTI and Remy Consultants Incorporated (incorporated by reference to Exhibit 2 to UTI’s Amendment No. 1 to Schedule 13D dated August 8, 1996).

Exhibit Number		Title or Description

4.5(1)	—	Amended and Restated UTI Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 4.6 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.6	—	Note Purchase Agreement, dated April 11, 1997, by and among FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC (incorporated by reference to Schedule 13D relating to UTI filed on April 22, 1997 by Canpartners Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis, Joshua S. Friedman and R. Christian B. Evensen).
4.7	—	Note, dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated and Panther Drilling, Inc. to Canpartners Investments IV, LLC (incorporated by reference to Exhibit 10.5 to UTI’s Current Report on Form 8-K dated April 11, 1997).
4.8	—	Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland Drilling Company, Ltd. (incorporated by reference to Exhibit 10.1 to UTI’s Current Report on Form 8-K dated April 11, 1997).
4.9(1)	—	Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.18 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.10(1)	—	Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.11(1)(2)	—	Amendment No. 1 to the Amended and Restated 1997 Long-Term Incentive Plan, adopted by the Board of Directors on April 26, 1999.
4.12	—	Form of Warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).
4.13	—	Form of Warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

Exhibit Number		Title or Description

4.14	—	Form of Note Payable, in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).
4.15(2)	—	Loan and Security Agreement, dated November 22, 1999, by and among The CIT Group/ Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers.
10.1	—	For additional material contracts see Exhibits 4.3 through 4.15.
10.2(1)	—	Amended and Restated Employment Agreement with Vaughn E. Drum, dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to UTI’s Current Report on Form 8-K dated January 27, 1997).
10.3	—	Agreement and Plan of Merger, dated April 26, 1999, by and between UTI Energy Corp. and Norton Drilling Services, Inc. (incorporated by reference to Exhibit 2.1 to UTI’s Current Report on Form 8-K dated July 26, 1999).
21.1(2)	—	List of subsidiaries of UTI.
23.1(2)	—	Consent of Ernst & Young LLP.
27.1(2)	—	Financial Data Schedule.

(1)	Management contract or compensatory plan, identified as required by Item 14(a)(3) of Form 10-K.

(2)	Filed herewith as part of this Form 10-K.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, UTI has not filed with this Form 10-K certain instruments defining the right of holders of long-term debt of UTI and its subsidiaries. This is because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of UTI and its subsidiaries on a consolidated basis. UTI agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

      (b)  Reports on Form 8-K

      UTI did not submit a Form 8-K during the quarter that ended December 31, 1999

UTI ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

UTI Energy Corp.

      We have audited the accompanying consolidated balance sheets of UTI Energy Corp. as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTI Energy Corp. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 11, 2000

UTI ENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,

	1999	1998

CURRENT ASSETS

Cash and cash equivalents	$7,547	$10,337

Accounts receivable, net of allowance for doubtful accounts of $3,143 in 1999 and $1,919 in 1998	33,522	25,485

Federal income tax receivables	5,043	3,200

Materials and supplies	748	887

Deferred income taxes	1,762	1,954

Prepaid expenses	1,487	4,648

	50,109	46,511
PROPERTY AND EQUIPMENT

Land	1,224	1,224

Buildings and improvements	3,538	3,324

Machinery and equipment	244,657	202,698

Oil and gas working interests	1,856	1,943

Construction in process	376	2,729

	251,651	211,918

Less accumulated depreciation and amortization	62,807	47,070

	188,844	164,848

GOODWILL, less accumulated amortization of $3,616 in 1999 and $2,086 in 1998	19,261	20,791

OTHER ASSETS	2,368	1,871

	$260,582	$234,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$19,672	$17,649

Accrued payroll and related costs	4,536	2,387

Accrued health insurance	1,058	1,284

Other accrued expenses	3,948	2,599

	29,214	23,919

LONG-TERM DEBT	32,196	31,721

DEFERRED INCOME TAXES	41,668	33,579

OTHER LIABILITIES	472	656

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value, 5,000 shares authorized, 0 shares issued or outstanding in 1999 and 1998	—	—

Common Stock, $.001 par value, 50,000 shares authorized, 18,432 shares issued and 17,829 outstanding in 1999, 16,612 shares issued and 16,009 outstanding in 1998	18	17

Additional capital	144,312	128,825

Retained earnings	22,707	25,309

Treasury Stock, 603 shares in 1999 and 1998, at cost	(10,005)	(10,005)

	157,032	144,146

	$260,582	$234,021

See accompanying notes.

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	1999	1998	1997

REVENUES	$155,775	$186,157	$182,437

COST OF REVENUES	123,240	138,935	137,499

GROSS PROFIT	32,535	47,222	44,938

OTHER COSTS AND EXPENSES

Selling, general and administrative	10,170	10,781	10,011

Provisions for bad debts	548	1,143	623

Other charges	260	785	—

Depreciation and amortization	24,122	19,529	11,075

	35,100	32,238	21,709

OPERATING INCOME (LOSS)	(2,565)	14,984	23,229

OTHER INCOME (EXPENSE)

Interest expense	(4,168)	(3,815)	(4,330)

Interest income	602	1,084	689

Other, net	3,104	850	546

	(462)	(1,881)	(3,095)

INCOME (LOSS) BEFORE INCOME TAXES	(3,027)	13,103	20,134

INCOME TAXES	(425)	5,235	7,609

NET INCOME (LOSS)	$(2,602)	$7,868	$12,525

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.15)	$0.49	$0.96

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.15)	$0.47	$0.83

AVERAGE COMMON SHARES OUTSTANDING

Basic	16,992	16,070	13,083

Diluted	16,992	16,795	15,069

See accompanying notes.

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Restricted
					Stock Plan
	Number	Par	Additional	Retained	Unearned	Treasury
	of Shares	$.001	Capital	Earnings	Compensation	Stock Total	Total

Balance at December 31, 1996	10,807	$11	$17,870	$4,916	$(101)	$—	$22,696

Net income	—	—	—	12,525	—	—	12,525

Issuance of Common Stock	2,836	3	84,528	—	—	—	84,531

Warrants issued	—	—	1,410	—	—	—	1,410

Exercise of warrants	2,193	2	14,308	—	—	—	14,310

Exercise of options	311	—	2,092	—	—	—	2,092

Vesting of restricted stock plan	—	—	—	—	56	—	56

Balance at December 31, 1997	16,147	16	120,208	17,441	(45)	—	137,620

Net income	—	—	—	7,868	—	—	7,868

Redemption of Redeemable Stock	—	1	6,701	—	—	(6,702)	—

Warrants issued	—	—	411	—	—	—	411

Exercise of options	156	—	1,505	—	—	—	1,505

Purchase of Treasury Stock	(294)	—	—	—	—	(3,303)	(3,303)

Vesting of restricted stock plan	—	—	—	—	45	—	45

Balance at December 31, 1998	16,009	17	128,825	25,309	—	(10,005)	144,146

Net loss	—	—	—	(2,602)	—	—	(2,602)

Issuance of Common Stock	1,298	1	13,264	—	—	—	13,265

Exercise of options	522	—	2,223	—	—	—	2,223

Balance at December 31, 1999	17,829	$18	$144,312	$22,707	$—	$(10,005)	$157,032

See accompanying notes.

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,602)	$7,868	$12,525
Adjustments to reconcile net income to net cash provided by operations

Depreciation	21,924	17,630	10,410

Amortization	2,198	1,899	665

Deferred income taxes	2,208	2,549	1,012

Amortization of debt discount	475	475	402

Stock compensation expense	—	45	56

Provisions for bad debts	282	1,104	510

Gain on disposal of fixed assets	(3,121)	(579)	(774)
Change in operating assets and liabilities, net of effect of businesses acquired

Receivables and prepaids	(4,079)	5,445	(16,670)

Materials and supplies	(109)	477	(489)

Accounts payable and accruals	(1,556)	(2,622)	16,357

Other	(1,220)	(2,723)	217

Net cash provided by operating activities	14,400	31,568	24,221
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(9,444)	(37,429)	(18,356)

Acquisitions, net of cash	(7,540)	(34,300)	(36,847)

Net proceeds from disposition	4,935	—	—

Proceeds from sale of property and equipment	1,286	1,530	1,373

Net cash used by investing activities	(10,763)	(70,199)	(53,830)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt	—	—	58,900

Repayments of long-term debt	(7,951)	(52)	(52,559)

Repurchased stock	—	(10,005)	—

Proceeds from issuance of Common Stock	1,524	678	81,045

Net cash provided (used) by financing activities	(6,427)	(9,379)	87,386

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,790)	(48,010)	57,777

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,337	58,347	570

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,547	$10,337	$58,347

See accompanying notes.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

      UTI Energy Corp. is a leading provider of onshore contract drilling services to exploration and production companies. UTI operates one of the largest land drilling rig fleets in the United States. UTI’s drilling operations currently are concentrated in the prolific oil and natural gas producing basins of Texas, Oklahoma, New Mexico and Wyoming. As of December 31, 1999, UTI’s fleet consisted of 125 land drilling rigs that were well suited to the requirements of its markets. UTI also provides pressure pumping services in the Appalachian Basin.

Principles of Consolidation

      The consolidated financial statements include the accounts of UTI and its subsidiaries. All of UTI’s subsidiaries are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      UTI considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Materials and Supplies

      Materials and supplies are composed of replacement parts and supplies held for use in the operations of UTI. Material and supplies are stated at the lower of cost or market. Cost is determined by the first in, first out method.

Property and Equipment

      Property and equipment are stated at cost. Improvements are capitalized and depreciated over the period of benefit. UTI periodically reviews its long-lived assets for impairment. Provisions for impairment are charged to income when indicators of impairment are present and when it is considered probable that the carrying values of producing asset groups may not be recovered over their remaining service lives based on estimates of future net cash flows on an undiscounted basis.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts. Any gains or losses are included in results of operations. Depreciation is determined by the straight-line method over the estimated useful lives of the related assets which are as follows:

•	buildings — 30 years

•	building improvements — 7-10 years

•	machinery and equipment — 2-15 years

Goodwill

      Excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 15 years. UTI periodically assesses goodwill for impairment. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

Revenue Recognition

      Revenues are recognized when services have been performed. Revenues from footage and turnkey drilling contracts are recognized using the percentage of completion method of accounting. Any losses are provided for in the period in which the loss is determinable.

Stock-Based Compensation

      UTI follows the method of accounting for employee stock compensation plans prescribed by APB No. 25, which is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with APB No. 25, UTI has not recognized compensation expense for stock options. This is because the exercise price of the options equal the market price of the underlying stock on the date of grant, which is the measurement date.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137), which is effective for fiscal years beginning after June 15, 2001, and requires all derivatives to be recognized at fair value on the balance sheet. UTI plans to adopt SFAS 133 no later than January 1, 2001. The change is not expected to have a significant effect on UTI’s financial statements.

Reclassifications

      Certain items in the prior years’ financial statements have been reclassified to conform with the presentation in the current year.

2.  ACQUISITIONS

      (a)  Quarles Drilling Corporation

      On January 27, 1997, UTI acquired the land drilling assets of Quarles Drilling Corporation for $16.2 million. This $16.2 million consisted of $8.1 million in cash and approximately .7 million shares of UTI’s common stock. The acquisition was accounted for using the purchase method.  Quarles’ operating results since January 27, 1997 have been consolidated with the operating results of UTI. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price. The acquired assets consisted of:

•	nine land drilling rigs

•	drilling equipment

•	rig components

•	other equipment used in Quarles’ land drilling business

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  ACQUISITIONS — (Continued)

      (b)  Southland Drilling Company

      On April 11, 1997, UTI acquired the land drilling operations of Southland Drilling Company Ltd. for approximately $27.1 million in cash and a five-year warrant to purchase .3 million shares of UTI’s common stock at an exercise price of $16.00 per share. The acquisition was accounted for using the purchase method. Southland’s operating results since April 11, 1997 have been consolidated with the operating results of UTI. Goodwill of $10.1 million has been recorded related to this acquisition. The acquired assets consisted of:

•	nine land drilling rigs

•	drilling equipment

•	rig components

•	other equipment used in Southland’s land drilling business

      (c)  J.S.M. & Associates, Inc.

      On September 11, 1997, UTI acquired all of the capital stock of J.S.M. & Associates, Inc. for approximately .6 million shares of UTI’s common stock and $2.6 million in cash. The acquisition was accounted for using the purchase method of accounting. JSM’s operating results since September 11, 1997 have been consolidated with the operating results of UTI. Goodwill of $9.1 million has been recorded related to this acquisition. JSM’s assets included:

•	seven land drilling rigs

•	drilling equipment

•	approximately $1.0 million in net working capital

      (d)  Peterson Drilling Company

      On April 9, 1998, UTI acquired Peterson Drilling Company for a total purchase price of $20.4 million in cash. The acquisition has been accounted for under the purchase method of accounting.  Goodwill of $3.6 million has been recorded related to this acquisition. Peterson’s operating results since April 9, 1998 have been consolidated with the operating results of UTI. Peterson’s assets included:

•	eight land drilling rigs

•	drilling equipment

•	approximately $4.5 million in net working capital

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  ACQUISITIONS — (Continued)

      (e)  LaMunyon Drilling Corporation

      On June 24, 1998, UTI acquired the land drilling assets of LaMunyon Drilling Corporation for $12.2 million in cash. The acquisition has been accounted for using the purchase method of accounting. LaMunyon’s operating results since June 24, 1998 have been consolidated with the operating results of UTI. No goodwill was recorded because the estimated fair market value of the assets acquired exceed the purchase price. The acquired assets consisted of:

•	five land drilling rigs

•	drilling equipment

•	rolling stock

•	other assets used in LaMunyon’s land drilling business

      (f)  Suits Enterprises, Inc.

      On July 31, 1998, UTI acquired Suits Enterprises, Inc. for approximately $11.1 million. This $11.1 million was comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of UTI’s common stock. The acquisition has been accounted for using the purchase method of accounting. Suits’ operating results since July 31, 1998 have been consolidated with the operating results of UTI. No goodwill was recorded because the estimated fair market value of the assets acquired exceed the purchase price. Suits’ assets included:

•	seven land drilling rigs

•	drilling equipment

•	rolling stock

      (g)  Norton Drilling Services, Inc.

      On July 27, 1999, UTI acquired Norton Drilling Services, Inc., for approximately 1.3 million shares of UTI’s common stock. UTI also repaid approximately $8.0 million of Norton’s existing debt upon the acquisition. The acquisition has been accounted for under the purchase method of accounting. Norton’s operating results since July 27, 1999 have been consolidated with the operating results of UTI. No goodwill was recorded because the estimated fair market value of the assets acquired exceed the purchase price. Norton’s assets included:

•	sixteen land drilling rigs

•	drilling equipment

•	rolling stock

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  ACQUISITIONS — (Continued)

      (h)  Schneider Drilling Corporation

      On December 14, 1999, UTI acquired the land drilling assets of Schneider Drilling Corporation for $7.5 million in cash. The acquisition has been accounted for under the purchase method of accounting. Schneider’s operating results since December 14, 1999 have been consolidated with the operating results of UTI. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price. Schneider’s assets included:

•	three land drilling rigs

•	major components for two additional land drilling rigs

•	drilling equipment

3.  DISPOSITIONS

      In March 1999, UTI sold certain land drilling assets of International Petroleum Service Company, its wholly owned subsidiary, to an unrelated party for $5.6 million. A pre-tax gain of $2.8 million was realized as a result of the sale. Included in the sale were:

•	five land drilling rigs

•	related support equipment

•	rolling stock

•	spare parts and supplies

4.  LONG-TERM DEBT

      UTI’s long-term debt at December 31, 1999 and 1998 consisted of the following:

	December 31,

	1999	1998

	(in thousands)

Subordinated notes	$25,000	$25,000

Promissory notes	7,790	7,790

	32,790	32,790

Less: unamortized discount	594	1,069

	$32,196	$31,721

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  LONG-TERM DEBT — (Continued)

Subordinated Notes

      On April 11, 1997, UTI issued $25.0 million principal amount of 12.0% subordinated notes due 2001. The subordinated notes were issued along with seven-year warrants to purchase 1.2 million shares of UTI’s common stock at an exercise price of $10.83 per share. UTI assigned a value of $1.4 million to the warrants issued. UTI is amortizing the cost of the warrants to interest expense over the life of the borrowing. The subordinated notes contain various affirmative and negative covenants customary in such private placements, including restrictions on:

•	additional indebtedness

•	dividends

•	distributions

•	other restricted payments

Promissory Notes

      On July 31, 1998, UTI issued approximately $7.8 million principal amount of unsecured promissory notes. In the event the average trading value of UTI’s common stock for thirty consecutive trading days exceeds $30.00 per share, then $3.5 million of the principal amount becomes payable within ninety days following the event. The triggering event occurred on March 9, 2000. The notes bear interest at 7.0% and mature on July 31, 2002. The notes were issued in connection with the acquisition of Suits.

Working Capital Line

      UTI entered into a $65.0 million four-year revolving credit agreement with certain financial institutions on November 22, 1999. The credit facility calls for periodic interest at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%. The facility has restrictions customary in financial instruments of this type including restrictions on certain investments, acquisitions and loans. If availability under the facility is less than $15.0 million then covenants related to net worth and earnings before income taxes and depreciation apply. UTI’s assets secure the facility. There were no borrowings under this facility in 1999. UTI incurs a fee of .375% on the unused facility amount. A $2.6 million standby letter of credit is issued under this agreement.

      Prior to entering into the $65.0 million revolving credit agreement, UTI maintained a $30.0 million revolving credit agreement with a bank. There were no borrowings under this facility in 1998 or 1999. A $1.6 million standby letter of credit was issued under this agreement.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  LEASES

      Future minimum payments, for each year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1999 (in thousands):

2000	$421

2001	307

2002	203

2003	38

Total minimum lease payments	$969

      The following table shows the approximate rental expense for all operating leases for the last three years:

1999	1998	1997

$469,000	$511,000	$472,000

6.  CONTINGENCIES

      UTI is involved in several claims arising in the ordinary course of business. UTI’s management believes that all of these claims are covered by insurance. UTI’s management believes that these matters will not have a material adverse effect on UTI’s financial position.

      UTI is partially self-insured for employee health insurance claims. UTI was self-insured for workers compensation for certain years prior to 1999. UTI incurs a maximum of $100,000 per employee under medical claims and a maximum of $250,000 per event for workers compensation claims. Although UTI believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, management’s estimates of these liabilities may change in the future as circumstances develop.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  OTHER CHARGES

      During 1999 and 1998, UTI incurred charges related to a series of actions taken to:

•	improve efficiency

•	increase productivity

•	make UTI more competitive in the market place

      The actions included the reduction of regional operating offices and reductions of UTI’s administrative staff. These charges were $.3 million and $.8 million for the years ended December 31, 1999 and 1998, respectively. There were no accruals at December 31, 1999 or December 31, 1998 related to these charges.

8.  INCOME TAXES

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of UTI’s deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows:

	December 31,

	1999	1998

	(in thousands)

Deferred tax assets:

Alternative minimum tax credits	$614	$36

Investment tax credits	21	184

Accrued expenses	1,988	1,845

Total deferred tax asset	2,623	2,065

Deferred tax liabilities:

Depreciation	(42,529)	(33,690)

Net deferred tax liability	$(39,906)	$(31,625)

      UTI’s investment tax credit carryforwards will expire in 2000 if not utilized. UTI uses the flow-through method for recognizing investment tax credits. UTI’s alternative minimum tax credit carryforwards may be carried forward indefinitely. UTI’s valuation allowance related to these tax credit carryforwards is zero since management believes that these credits will be utilized to offset future tax. UTI’s management adjusts the valuation allowance as circumstances change affecting the expected realization of the deferred tax assets.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  INCOME TAXES — (Continued)

      The components of the provision for income taxes are as follows:

	Years Ended December 31,

	1999	1998	1997

	(in thousands)

Current:

Federal	$(3,031)	$2,372	$5,681

State	398	314	916

	(2,633)	2,686	6,597

Deferred:

Federal	2,281	2,540	1,005

State	(73)	9	7

	2,208	2,549	1,012

	$(425)	$5,235	$7,609

      The difference between tax expense computed at the federal income tax rate of 35% for 1999, 1998 and 1997 and actual tax expense is as follows:

	Years Ended December 31,

	1999	1998	1997

	(in thousands)

Taxes applied to pre-tax income	$(1,059)	$4,586	$7,047

State income tax	211	204	595

Change in statutory tax rate	—	—	435

Permanent differences, principally nondeductible expenses	423	588	38

Change in valuation allowance	—	—	(232)

Other	—	(143)	(274)

	$(425)	$5,235	$7,609

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except per
	share amounts)

Numerator:

Net income (loss)	$(2,602)	$7,868	$12,525

Denominator:

Denominator for basic earnings per share — weighted-average shares	16,992	16,070	13,083

Effect of dilutive securities:

Stock options	—	649	1,286

Warrants	—	76	676

Other	—	—	24

Dilutive potential common shares	—	725	1,986

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	16,992	16,795	15,069

Basic earnings (loss) per share	$(0.15)	$0.49	$0.96

Diluted earnings (loss) per share	$(0.15)	$0.47	$0.83

      Options to purchase 530,000 shares of UTI’s common stock and warrants to purchase 147,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for 1999 as the effect would have been antidilutive due to the net loss for the year.

10.  RELATED-PARTY TRANSACTIONS

      A director of UTI is an officer of one of UTI’s vendors. UTI purchased $2.2 million of supplies, materials and drill pipe from that vendor during 1999. UTI owed that vendor $1.2 million at December 31, 1999.

      UTI has employment contracts with certain of its executive officers.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,

	1999	1998

	(in thousands)

Noncash Investing and Financing Activities:

Tax benefit of exercised stock options reflected in additional capital	$699	$828

Peterson acquisition, deferred tax liability recorded	—	7,360

Suits acquisition with long-term debt issued	—	7,790

Suits acquisition with warrants granted	—	411

Suits acquisition, deferred tax liability recorded	—	6,460

Norton acquisition with UTI common stock	13,284	—

Norton acquisition, deferred tax liability recorded	6,073	—

	Years Ended December 31,

	1999	1998	1997

	(in thousands)

Cash Paid During the Period for:

Interest	$3,561	$3,239	$3,523

Income taxes	964	7,996	1,624

12.  WARRANTS

      The following warrants to purchase UTI common stock were outstanding at December 31, 1999:

Related	Number of	Exercise	Expiration
Event	Shares	Price	Date

Subordinated Notes	480,000	$10.83	April 11, 2004

Southland Acquisition	195,000	16.00	April 11, 2002

Suits Acquisition	100,000	26.50-35.00	July 31, 2003

Norton Acquisition	36,264	9.50-14.82	February 24, 2004 and
			April 1, 2002

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  STOCK PLANS

      UTI has authorized options to purchase UTI common stock under the following stock plans:

		Options
		Available for
Plan Name	Authorized Options	Future Grants

1993 Non-Qualified Stock Option Plan	1,459,800	0

Remy Investors Stock Option Agreement	360,000	0

Non-Employee Director Stock Option Plan	300,000	217,500

1996 Employee Stock Option Plan	900,000	92,300

1997 Long-Term Incentive Plan	1,500,000	370,250

Norton 1997 Stock Option Plan	106,825	0

      Other pertinent data related to the stock option plans are as follows:

Plan Name	Vesting	Term

1993 Non-Qualified Stock Option Plan	5 years	5 years

Remy Investors Stock Option Agreement	Immediate	5 years

Non-Employee Director Stock Option Plan	1 year	5 years

1996 Employee Stock Option Plan	1-5 years	5-10 years

1997 Long-Term Incentive Plan	1-5 years	5-10 years

Norton 1997 Stock Option Plan	3 years	10 years

      SFAS 123 requires that pro forma information regarding net income and earnings per share be presented as if UTI had accounted for its employee stock options under the fair value method as defined in that Statement for options granted or modified after December 31, 1994. The fair value for applicable options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	1999	1998	1997

Risk-free interest rates:	4.53%	4.91%	5.11%

Dividend yield:	0.00%	0.00%	0.00%

Volatility factors:	1.219	.669	.529

Expected life of the option:	2.0 years	3.20 years	2.60 years

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  STOCK PLANS — (Continued)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. UTI’s management believes that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because:

•	UTI’s employee stock options have characteristics significantly different from those of trade options

•	changes in the subjective input assumptions can materially affect the fair value estimate

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. UTI’s pro forma information follows:

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except per share
	amounts)

Pro forma net income (loss)	$(4,381)	$5,105	$10,359

Pro forma earnings (loss) per share:

Basic	$(0.26)	$0.32	$0.79

Diluted	$(0.26)	$0.30	$0.69

Weighted-average fair value of options granted per share	$6.84	$5.12	$8.72

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  STOCK PLANS — (Continued)

      A summary of UTI’s stock option activity and related information for the years ended December 31 follows:

		Weighted-
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, December 31, 1996	1,569,630	$2.43

Granted	997,825	21.22

Exercised	(592,980)	2.02

Outstanding, December 31, 1997	1,974,475	12.05

Granted	1,006,375	10.51

Exercised	(156,480)	4.33

Canceled	(907,125)	22.17

Outstanding, December 31, 1998	1,917,245	7.05

Granted	742,877	11.14

Exercised	(521,555)	2.92

Canceled	(34,031)	10.78

Outstanding, December 31, 1999	2,104,536	$9.47

Exercisable, December 31,

1996	923,040	$1.88

1997	1,123,172	7.85

1998	1,302,620	5.45

1999	1,045,674	8.16

Exercise price for options outstanding as of December 31, 1999, ranged from $1.79 per share to $28.50 per share. The weighted-average remaining contractual life of those options is 7.06 years.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  DEFINED CONTRIBUTION PLANS

      UTI maintains defined contribution plans for the benefit of its employees. Prior to January 1, 2000, employees were eligible to participate upon reaching 21 years of age and completion of one year of service with 1,000 or more active work hours. Effective January 1, 2000, employees are eligible to participate after one hour of service without regard to their age. UTI matches $.50 for each dollar contributed by the employee up to 4% of the employee’s total annual compensation. UTI may make an additional discretionary contribution. The following table shows the matching contributions that UTI made for the last three years:

1999	1998	1997

$289,000	$298,000	$396,000

15.  FINANCIAL INSTRUMENTS

      Cash, cash equivalents and trade accounts receivable are the financial instruments that potentially subject UTI to significant concentrations of credit risk. UTI performs ongoing credit evaluations of its customers and generally does not require material collateral. UTI provides allowances for potential credit losses when necessary.

      UTI maintains cash balances with various financial institutions. These financial institutions are located throughout the country. UTI’s policy is designed to limit exposure to any one institution. However, at December 31, 1999, UTI had 75% of its cash and cash equivalents in one institution. UTI performs periodic evaluations of the relative credit standing of those financial institutions to ensure high credit quality.

      Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the balance sheets approximate fair value.

      Long-term debt: The carrying amounts included in the balance sheets of UTI’s borrowings under its subordinated notes and promissory notes approximate fair value. The fair value of the subordinated notes and the promissory notes are estimated to be $33.2 million versus its carrying value of $32.2 million. The fair value was estimated by management based upon estimates of current interest rates available at the balance sheet date for similar issues.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  INDUSTRY SEGMENT INFORMATION

      UTI has two reportable segments: land drilling and pressure pumping. Reportable segments are business units that offer different services.

      UTI evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      The other category in the segment breakdown is attributable to investments in oil and gas properties. This segment has not met the quantitative thresholds for determining reportable segments. There are no intersegment sales and transfers.

	Years Ended December 31,

	1999	1998	1997

	(in thousands)

Revenues:

Land Drilling	$134,870	$162,600	$161,265

Pressure Pumping	20,721	23,365	20,923

Other	184	192	249

	$155,775	$186,157	$182,437

Selling, General and Administrative:

Land Drilling	$2,818	$3,767	$4,206

Pressure Pumping	3,457	3,216	2,945

Other	—	—	—

	6,275	6,983	7,151

Corporate	3,895	3,798	2,860

	$10,170	$10,781	$10,011

Operating Income (Loss):

Land Drilling(1)	$(1,953)	$13,915	$21,499

Pressure Pumping(1)	3,662	5,098	4,540

Other(1)	39	19	91

	1,748	19,032	26,130

Other Charge	(260)	(785)	—

Corporate	(4,053)	(3,263)	(2,901)

	$(2,565)	$14,984	$23,229

Depreciation and Amortization:

Land Drilling	$22,490	$18,350	$10,252

Pressure Pumping	1,391	1,043	728

Other	82	58	54

	23,963	19,451	11,034

Corporate	159	78	41

	$24,122	$19,529	$11,075

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  INDUSTRY SEGMENT INFORMATION — (Continued)

	Years Ended December 31,

	1999	1998	1997

	(in thousands)

Capital Expenditures:

Land Drilling	$7,116	$32,912	$16,282

Pressure Pumping	2,307	3,895	1,676

Other	—	50	136

	9,423	36,857	18,094

Corporate	21	572	262

	$9,444	$37,429	$18,356

	December 31,	December 31,
	1999	1998

	(in thousands)

Segment Assets:

Land Drilling	$233,341	$204,283

Pressure Pumping	16,399	14,799

Other	318	404

	250,058	219,486

Corporate	10,524	14,535

	$260,582	$234,021

(1)	Operating income is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, interest or income taxes.

One customer of UTI’s land drilling segment, Anadarko Petroleum Corp., represented approximately 10% of consolidated revenue in 1999 and 11% of consolidated revenue in 1998. Furthermore, Anadarko represented approximately 10% of total accounts receivable at December 31, 1998.

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

      Quarterly financial information for the years ended December 31, 1999, 1998 and 1997 is as follows:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

	(in thousands, except per share amounts)
1999

Revenues	$32,536	$28,884	$42,396	$51,959	$155,775

Gross Profit	6,629	5,868	9,133	10,905	32,535

Net Income (Loss)	(256)	(2,928)	(355)	937	(2,602)
Earnings (Deficit) Per Share

Basic	(0.02)	(0.18)	(0.02)	0.05	(0.15)

Diluted	(0.02)	(0.18)	(0.02)	0.05	(0.15)
1998

Revenues	$48,317	$48,403	$48,690	$40,747	$186,157

Gross Profit	12,927	13,088	12,426	8,781	47,222

Net Income (Loss)	3,547	3,102	1,624	(405)	7,868
Earnings (Deficit) Per Share

Basic	0.22	0.19	0.10	(0.03)	0.49

Diluted	0.21	0.18	0.10	(0.03)	0.47
1997

Revenues	$34,368	$42,440	$50,310	$55,319	$182,437

Gross Profit	6,750	9,184	12,987	16,017	44,938

Net Income	1,844	1,777	3,894	5,010	12,525
Earnings Per Share

Basic	0.16	0.15	0.31	0.30	0.96

Diluted	0.14	0.13	0.26	0.28	0.83

UTI ENERGY CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions(1)

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Acquisition		at End of
Description	of Period	Expenses	Costs	Deductions	Period

	(in thousands)
Year Ended December 31, 1999

Deducted from asset accounts:

Allowance for doubtful accounts	$1,919	$548	$942	$266(2)	$3,143

Year Ended December 31, 1998

Deducted from asset accounts:

Allowance for doubtful accounts	$815	$1,143	$—	$39(2)	$1,919

Year Ended December 31, 1997

Deducted from asset accounts:

Allowance for doubtful accounts	$305	$623	$—	$113(2)	$815

(1)	Net of recoveries.

(2)	Uncollectible accounts written off.

S-1

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UTI has duly caused this report to be signed on its behalf by the undersigned, who has been duly authorized.

UTI ENERGY CORP.

By:	/s/ VAUGHN E. DRUM

Vaughn E. Drum, President,
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. SIEGEL Mark S. Siegel	Chairman and Director	March 24, 2000

/s/ VAUGHN E. DRUM Vaughn E. Drum	President, Chief Executive Officer and Director	March 24, 2000

/s/ JOHN E. VOLLMER III John E. Vollmer III	Senior Vice President, Treasurer and Chief Financial Officer	March 24, 2000

/s/ BRUCE SAUERS Bruce Sauers	Vice President and Chief Accounting Officer	March 24, 2000

/s/ KENNETH N. BERNS Kenneth N. Berns	Director	March 24, 2000

/s/ CURTIS W. HUFF Curtis W. Huff	Director	March 24, 2000

Terry H. Hunt	Director

Nadine C. Smith	Director

/s/ ROBERT B. SPEARS Robert B. Spears	Director	March 24, 2000

EXHIBIT INDEX

Exhibit Number	Title or Description

3.1	— Restated Certificate of Incorporation of UTI (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).
3.2	— Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).
3.3	— Amendment to Restated Certificate of Incorporation (incorporated by reference to UTI’s Annual Report on Form 10-K for the year ended December 31, 1994).
3.4	— Amendment to Restated Certificate of Incorporation, dated August 28, 1997 (incorporated by reference to Exhibit 3.4 to UTI’s Registration Statement on Form S-3 (No. 333-35109)).
3.5	— By-laws of UTI, as amended (incorporated by reference to Exhibit 3.3 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.6	— Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).
3.7	— Certificate of Designation, Powers, Preferences and Rights of Series I Preferred Stock, dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).
3.8	— Form of Right Certificate (incorporated by reference to Exhibit 4.3 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).
4.1	— See Exhibit No. 3.1 through 3.8 for provisions of the Restated Certificate of Incorporation and amended By-laws of UTI defining the rights of the holders of Common Stock.
4.2	— Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).
4.3	— Registration Rights Agreement with Bear Stearns & Co. Inc., dated March 25, 1994, as assigned to Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).
4.4	— Stock Option Agreement, dated December 19, 1995, between UTI and Remy Consultants Incorporated (incorporated by reference to Exhibit 2 to UTI’s Amendment No. 1 to Schedule 13D dated August 8, 1996).

Exhibit
Number	Title or Description

4.5(1)	— Amended and Restated UTI Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 4.6 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.6	— Note Purchase Agreement, dated April 11, 1997, by and among FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC (incorporated by reference to Schedule 13D relating to UTI filed on April 22, 1997 by Canpartners Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis, Joshua S. Friedman and R. Christian B. Evensen).
4.7	— Note, dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated and Panther Drilling, Inc. to Canpartners Investments IV, LLC (incorporated by reference to Exhibit 10.5 to UTI’s Current Report on Form 8-K dated April 11, 1997).
4.8	— Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland Drilling Company, Ltd. (incorporated by reference to Exhibit 10.1 to UTI’s Current Report on Form 8-K dated April 11, 1997).
4.9(1)	— Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.18 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.10(1)	— Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.11(1)(2)	— Amendment No. 1 to the Amended and Restated 1997 Long-Term Incentive Plan, adopted by the Board of Directors on April 26, 1999.
4.12	— Form of Warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).
4.13	— Form of Warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

Exhibit
Number	Title or Description

4.14	— Form of Note Payable, in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).
4.15(2)	— Loan and Security Agreement, dated November 22, 1999, by and among The CIT Group/ Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers.
10.1	— For additional material contracts see Exhibits 4.3 through 4.15.
10.2(1)	— Amended and Restated Employment Agreement with Vaughn E. Drum, dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to UTI’s Current Report on Form 8-K dated January 27, 1997).
10.3	— Agreement and Plan of Merger, dated April 26, 1999, by and between UTI Energy Corp. and Norton Drilling Services, Inc. (incorporated by reference to exhibit 2.1 to UTI’s Current Report on Form 8-K dated July 26, 1999).
21.1(2)	— List of subsidiaries of UTI.
23.1(2)	— Consent of Ernst & Young LLP.
27.1(2)	— Financial Data Schedule.

(1)	Management contract or compensatory plan, identified as required by Item 14(a)(3) of Form 10-K.

(2)	Filed herewith as part of this Form 10-K.