Form 10-Q
period 2000-03-31
UTI ENERGY CORP
filed 2000-04-27
CIK 912899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

     [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

     [   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number 1-12542

UTI Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation) Suite 225N 16800 Greenspoint Park Houston, Texas (Address of principal executive offices)	23-2037823 (I.R.S. Employer Identification No.) 77060 (Zip Code)

(281) 873-4111

(Registrant’s telephone number, including area code)

(Former Address)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each class of registrant’s common stock, as of the latest practicable date.

18,483,397 shares of Common Stock at April 24, 2000.

PART I FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Information

UTI ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$11,339	$7,547

Accounts receivable, net of allowance for doubtful accounts of $2,993 in 2000 and $3,143 in 1999	32,844	33,522

Federal income tax receivables	5,834	5,043

Materials and supplies	798	748

Deferred income taxes	1,997	1,762

Prepaid expenses	2,362	1,487

	55,174	50,109
PROPERTY AND EQUIPMENT

Land	1,225	1,224

Buildings and improvements	3,538	3,538

Machinery and equipment	246,915	244,657

Oil and gas working interests	1,559	1,856

Construction in process	1,999	376

	255,236	251,651

Less accumulated depreciation and amortization	68,276	62,807

	186,960	188,844

GOODWILL, less accumulated amortization of $3,998 in 2000 and $3,616 in 1999	18,879	19,261

OTHER ASSETS	2,288	2,368

	$263,301	$260,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities long-term debt	$3,500	$—

Accounts payable	19,204	19,672

Accrued payroll and related costs	4,823	4,536

Accrued health insurance	1,032	1,058

Other accrued expenses	3,342	3,948

	31,901	29,214

LONG-TERM DEBT	28,815	32,196

DEFERRED INCOME TAXES	41,310	41,668

OTHER LIABILITIES	472	472

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common Stock, $.001 par value, 50,000 shares authorized, 19,086 issued and 18,483 outstanding in 2000, 18,432 shares issued and 17,829 outstanding in 1999	19	18

Additional capital	147,778	144,312

Retained earnings	23,011	22,707

Treasury Stock, 603 shares in 2000 and 1999, at cost	(10,005)	(10,005)

	160,803	157,032

	$263,301	$260,582

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2000	1999

REVENUES	$54,273	$32,536

COST OF REVENUES	43,439	25,907

GROSS PROFIT	10,834	6,629

OTHER COSTS AND EXPENSES

Selling, general and administrative	2,781	2,724

Provisions for bad debts	—	292

Other charges	—	260

Depreciation and amortization	6,631	5,834

	9,412	9,110

OPERATING INCOME (LOSS)	1,422	(2,481)

OTHER INCOME (EXPENSE)

Interest expense	(1,208)	(1,028)

Interest income	145	126

Other, net	131	2,955

	(932)	2,053

INCOME (LOSS) BEFORE INCOME TAXES	490	(428)

INCOME TAXES	186	(172)

NET INCOME (LOSS)	$304	$(256)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.02	$(0.02)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.02	$(0.02)

AVERAGE COMMON SHARES OUTSTANDING

Basic	18,059	16,211

Diluted	19,218	16,211

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$304	$(256)
Adjustments to reconcile net income (loss) to net cash provided by operations

Depreciation	6,082	5,293

Amortization	549	541

Deferred income taxes	(593)	2,176

Amortization of debt discount	119	119

Provisions for bad debts	—	300

Gain on disposal of fixed assets	(95)	(2,897)
Changes in operating assets and liabilities, net of effect of businesses acquired

Receivables and prepaids	1,261	4,541

Materials and supplies	(50)	8

Accounts payable and accruals	(813)	(5,060)

Other	(87)	(2)

Net cash provided by operating activities	6,677	4,763

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(4,236)	(999)

Net proceeds from disposition	—	4,935

Proceeds from sale of property and equipment	134	145

Net cash provided (used) by investing activities	(4,102)	4,081

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of stock options	1,217	1,139

Net cash provided by financing activities	1,217	1,139

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,792	9,983

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,547	10,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,339	$20,320

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

1.  INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements as of March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in UTI’s Annual Report on Form 10-K for the year ended December 31, 1999.

2.  ACQUISITIONS

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

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (Unaudited) — (Continued)
March 31, 2000

3.  DISPOSITIONS

      In March 1999, UTI sold certain land drilling assets of International Petroleum Service Company, its wholly owned subsidiary, to an unrelated party for $5.6 million. A pre-tax gain of $2.8 million was realized as a result of the sale. Included in the sale were:

•	five land drilling rigs

•	related support equipment

•	rolling stock

•	spare parts and supplies

4.  LONG-TERM DEBT

      Under UTI’s $7.8 million promissory notes, a principal payment of $3.5 million is required if the average trading value of UTI’s common stock for thirty consecutive trading days exceeds $30.00 per share. The triggering event occurred on March 9, 2000 and payment will be made by June 8, 2000.

5.  CONTINGENCIES

      UTI is involved in several claims arising in the ordinary course of business. UTI management believes all of these claims are covered by insurance. UTI’s management believes that these matters will not have a material adverse effect on UTI’s financial position.

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

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (Unaudited) — (Continued)
March 31, 2000

6.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2000	1999

	(in thousands, except
	per share amounts)

Numerator:

Net income (loss)	$304	$(256)

Denominator:

Denominator for basic earnings per share — weighted-average shares	18,059	16,211

Effect of dilutive securities:

Stock options	845	—

Warrants	314	—

Dilutive potential common shares	1,159	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	19,218	16,211

Basic earnings (loss) per share	$0.02	$(0.02)

Diluted earnings (loss) per share	$0.02	$(0.02)

      Options to purchase 200,000 shares of UTI’s common stock and warrants to purchase 58,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 as the effect would have been antidilutive due to the net loss for the period.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (Unaudited) — (Continued)
March 31, 2000

7.  WARRANTS

      During the quarter, certain warrant holders executed a net exercise of their warrants. As a result of these transactions, a total of 663,000 warrants were converted into 389,638 shares of UTI common stock.

      The following warrants to purchase UTI common stock were outstanding at March 31, 2000:

	Number of
Related Event	Shares	Exercise Price	Expiration Date

Southland Acquisition	12,000	$16.00	April 11, 2002
Suits Acquisition	100,000	26.50-35.00	July 31, 2003
Norton Acquisition	36,264	9.50-14.82	February 24, 2004 and
			April 1, 2002

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (Unaudited) — (Continued)
March 31, 2000

8.  INDUSTRY SEGMENT INFORMATION

      UTI has two reportable segments: land drilling and pressure pumping. UTI’s reportable segments are business units that offer different services.

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

	Three Months Ended
	March 31,

	2000	1999

	(in thousands)

Revenues:

Land Drilling	$50,044	$27,572

Pressure Pumping	4,180	4,927

Other	49	37

	$54,273	$32,536

Selling, General and Administrative:

Land Drilling	$782	$882

Pressure Pumping	858	909

Other	—	—

	1,640	1,791

Corporate	1,141	933

	$2,781	$2,724

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (Unaudited) — (Continued)
March 31, 2000

8.  INDUSTRY SEGMENT INFORMATION (Continued)

	Three Months Ended
	March 31,

	2000	1999

	(in thousands)

Operating Income (Loss):

Land Drilling(1)	$2,446	$(1,860)

Pressure Pumping(1)	180	616

Other(1)	23	8

	2,649	(1,236)

Other Charge	—	(260)

Corporate	(1,227)	(985)

	$1,422	$(2,481)

Depreciation and Amortization:

Land Drilling	$6,129	$5,444

Pressure Pumping	404	322

Other	12	15

	6,545	5,781

Corporate	86	53

	$6,631	$5,834

Capital Expenditures:

Land Drilling	$3,973	$335

Pressure Pumping	254	664

Other	—	—

	4,227	999

Corporate	9	—

	$4,236	$999

	March 31,	December 31,
	2000	1999

Segment Assets:

Land Drilling	$226,701	$233,341

Pressure Pumping	13,739	16,399

Other	306	318

	240,746	250,058

Corporate	22,555	10,524

	$263,301	$260,582

(1)	Operating income (loss) is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, other income (expense) or income taxes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      UTI’s revenues grew during 1997 and 1998 as a result of:

•	acquisitions

•	increased rig utilization and dayrates caused by favorable market conditions

      Beginning in 1998 and continuing into 1999, UTI and the United States land drilling industry experienced significant declines in demand and pricing for services. The depressed market conditions caused UTI’s rig fleet utilization to decrease from 72% in 1997 to 55% in 1998 and to 43% in 1999. As a result, UTI’s revenues decreased significantly during 1999.

      UTI currently expects market conditions in the land drilling industry to improve in response to the recent improvement in commodity prices for oil and natural gas. In this regard, UTI’s average utilization of 58% during the first quarter of 2000 was more than the 43% average utilization during 1999. The dayrate component of drilling contracts also increased during the first quarter of 2000. As conditions in the land drilling industry improve, UTI believes that its strong liquidity position and balance sheet provide it with the financial ability to react quickly to opportunities in the land drilling industry.

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

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Three Months Ended
	March 31,

	2000	1999

	(dollars in thousands)

Land Drilling:

Revenues	$50,044	$27,572

Cost of Revenues	$40,687	$22,806

Selling, general and administrative	$782	$882

Operating days(2)	6,627	3,287

Average revenue per operating day	$7.55	$8.39

Average costs per operating day	$6.14	$6.94

Average margin per operating day	$1.41	$1.45

Average U.S. land rig count	636	423

Number of owned rigs at end of period	125	104

Average number of rigs owned during period	125	108

Average rigs operating	73	37

Rig utilization percentage(3)	58%	34%

Capital expenditures	$3,973	$335

Capital expenditures per operating day	$.60	$.10

Pressure Pumping:

Revenues	$4,180	$4,927

Cost of revenues	$2,738	$3,087

Selling, general and administrative	$858	$909

Total jobs	653	691

Average revenue per job	$6.40	$7.13

Average costs per job	$4.19	$4.47

Average margin per job	$2.21	$2.66

Capital expenditures	$254	$664

Other and Corporate:

Revenues	$49	$37

Cost of revenues	$14	$14

Selling, general and administrative	$1,141	$933

Capital expenditures	$9	$—

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the three months ended March 31, 2000, the utilization rate of UTI’s rigs, excluding stacked rigs, was 67%.

Comparison of Three Months Ended March 31, 2000 and 1999

      Revenues by business segment for the three months ended March 31, 2000 and 1999 are as follows:

	Three Months
	Ended March 31,
			% Increase
	2000	1999	(Decrease)

	(in thousands)

Revenues:

Land Drilling	$50,044	$27,572	81.5

Pressure Pumping	4,180	4,927	(15.2)

Other	49	37	32.4

	$54,273	$32,536	66.8

      Land drilling revenues increased as a result of improved market conditions resulting in improved utilization rates. The decrease in pressure pumping revenue is a result of weather conditions which have limited activity in the Appalachian Basin during the three months ended March 31, 2000.

      Gross profit and gross profit percentage by business segment for the three months ended March 31, 2000 and 1999 are as follows:

	Three Months
	Ended March 31,

	2000	%	1999	%

	(in thousands)

Gross Profit:

Land Drilling	$9,357	18.7	$4,766	17.3

Pressure Pumping	1,442	34.5	1,840	37.3

Other	35	71.4	23	62.2

	$10,834	20.0	$6,629	20.4

      Land drilling gross profit increased due to improved market conditions which resulted in higher utilization rates during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This improvement comes on top of three abnormal events in the first quarter of 1999: a rig move from one market to another, a Department of Labor audit assessment and an unfavorable court decision on a workers compensation claim. Each event had an associated cost of approximately $.2 million in the first quarter of 1999. Gross profit percentage decreased in pressure pumping for the three months ended March 31, 2000 compared to the same period of 1999 due to mix of jobs performed.

      The other charge of $.3 million for the three months ended March 31, 1999 was related to a series of actions taken to improve efficiency, increase productivity and make UTI more competitive in the marketplace. The actions included the reduction of regional operating offices from seven to four and reduced UTI’s administrative staff by twenty-six individuals. The other charge consisted primarily of employee-related expenses associated with these reductions.

      Depreciation and amortization expense increased $.8 million during the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to acquisitions consummated during 1999.

      Interest expense increased $.2 million during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. This increase was primarily due to the fee incurred on the unused portion of the $65.0 million revolving credit facility and amortization of deferred financing fees related to that same credit facility. The credit facility was entered into on November 22, 1999 and no amounts have been borrowed as of March 31, 2000.

      Income taxes increased $.4 million during the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, primarily due to higher taxable income in 2000. UTI’s effective tax rate for the quarter ended March 31, 2000 was 38%. UTI’s effective tax rate for the quarter ended March 31, 1999 was 40%.

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

      Operations provided net cash of $6.7 million in the first quarter of 2000 and $4.8 million in the first quarter of 1999. UTI used these funds along with available cash balances on hand to fund capital expenditures. Capital expenditures were $4.2 million for the quarter ended March 31, 2000. Capital expenditures were $1.0 million for the quarter ended March 31, 1999.

      UTI had $11.3 million in cash and cash equivalents and no borrowings under the revolving credit facility as of March 31, 2000. This is compared to $7.5 million in cash and cash equivalents and no borrowings under the revolving credit facility as of December 31, 1999.

Long Term Debt Facilities

      As of March 31, 2000, UTI had outstanding debt, net of unamortized discounts, of $32.3 million. This indebtedness included $25.0 million associated with a 1997 private placement of debt securities in connection with an acquisition and refinancing of existing indebtedness and $7.8 million of notes associated with an acquisition completed in 1998.

      Revolving Credit Facility. On November 22, 1999, UTI entered into a four-year revolving credit facility. This revolving credit facility provides for maximum borrowings of up to $65.0 million. Under the revolving credit facility, UTI may use up to $10.0 million for letters of credit. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%. The actual rate charged above LIBOR is based on UTI’s trailing twelve-month EBITDA. UTI’s assets secure the new facility. As of March 31, 2000, UTI had no outstanding borrowings under this facility.

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

      Promissory Notes. On July 31, 1998, UTI issued $7.8 million principal amount of unsecured promissory notes. In the event the average trading value of UTI’s common stock for thirty consecutive days exceeds $30.00 per share, then $3.5 million of the principal amount becomes payable within 90 days following the event. The triggering event occurred on March 9, 2000 and payment will be made by June 8, 2000. The notes bear interest at 7.0% and, except for the $3.5 million discussed above, mature on July 31, 2002. The notes were issued in connection with an acquisition.

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

Risks Associated with Forward-Looking Statements

      From time to time, UTI may make certain statements that contain “forward-looking” information. Forward-looking statements speak to the future. Words such as “anticipate”, “believe”, “expect”, “estimate”, “predict”, “project”, “should” and similar expressions usually identify such forward-looking statements. Forward-looking statements may be made by management both orally or in writing. Written forward-looking statements may appear:

•	in press releases

•	as part of the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in this report

•	in UTI’s other filings with the Securities and Exchange Commission

      UTI believes that the expectations reflected in these forward-looking statements are reasonable. However, UTI cannot give any assurance that such expectations will materialize. These forward-looking statements are subject to:

•	risks

•	uncertainties

•	assumptions

      If any of these risks or uncertainties materialize, actual results of current and future operations may not be as expected. Therefore, readers should not place undue reliance on these forward-looking statements. These forward looking statements speak only as of their dates.

      Among the factors that will directly affect UTI’s results of operations and the contract drilling service industry are:

•	changes in the prices of oil and natural gas

•	the volatility of the contract drilling service industry in general

•	UTI’s ability to successfully integrate recent acquisitions

•	contractual risk associated with turnkey and footage contracts

•	presence of competitors with greater financial resources

•	labor shortages

•	operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, sour gas, well fires and spills

•	domestic and world-wide political stability and economic growth

•	risks associated with UTI’s successful execution of internal operating plans

•	regulatory uncertainties

•	legal proceedings

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

      UTI is involved in several claims arising in the ordinary course of business. In the opinion of management, all of these claims are covered by insurance or will not have a material adverse effect on UTI’s financial position.

      UTI and its operating subsidiaries are sometimes named as a defendant in litigation usually relating to personal injuries alleged to result from negligence. UTI maintains insurance coverage against such claims to the extent deemed prudent by management.

      There can be no assurance that UTI will be able to maintain adequate insurance in the future at rates it considers reasonable and there can be no assurance that insurance will continue to be available on terms as favorable as those that currently exist. The occurrence of an adverse claim in excess of the coverage limits maintained by UTI could have a material adverse effect on UTI’s financial condition and results of operations.

ITEM 2.	Changes in Securities

      During the quarter, UTI sold unregistered common stock to Canpartners Investments IV, LLC and parties related to Southland Drilling Company, Ltd. These two transactions are described in the following paragraphs.

      On March 2, 2000, UTI sold 298,138 shares of common stock to Canpartners Investments IV, LLC. Canpartners Investments IV, LLC exchanged warrants covering 480,000 shares of common stock of UTI that it acquired on September 26, 1997 for the 298,138 shares of common stock of UTI, and no other consideration was paid. This sale was exempt from registration. Under Section 3(a)(9) of the Securities Act of 1933, if an existing security holder exchanges securities of the issuer for other securities of the issuer and no other consideration is paid, then the transaction is exempt from registration.

      On March 3, 2000, UTI sold 91,500 shares of common stock to parties related to Southland Drilling Company, Ltd. Like Canpartners Investments IV, LLC, the Southland parties exchanged warrants covering 183,000 shares of common stock of UTI that it acquired on April 11, 1997 for the 91,500 shares of common stock of UTI, and no other consideration was paid. This sale was also exempt from registration.

ITEM 6.	Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit Number	Title or Description

27.1*	— Financial Data Schedule.

*	Filed herewith.

      (b)  Reports on 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, UTI has duly caused this report to be signed on its behalf by the undersigned, who have been duly authorized.

UTI ENERGY CORP.

Signature	Title	Date

/s/ JOHN E. VOLLMER III John E. Vollmer III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	April 27, 2000

/s/ BRUCE SAUERS Bruce Sauers	Vice President and Corporate Controller (Principal Accounting Officer)	April 27, 2000

EXHIBIT INDEX

Exhibit Number	Title or Description

27.1*	— Financial Data Schedule.

*	Filed herewith.