Form 10-K/A
period 1999-12-31
UTI ENERGY CORP
filed 2000-05-01
CIK 912899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment to Application or Report

Amendment No. 1

(Mark One)

            [X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

            [   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to           .

Commission File Number 1-12542

UTI Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	23-2037823 (I.R.S. Employer Identification No.)

Suite 225N 16800 Greenspoint Park Houston, Texas (Address of principal executive offices)	77060 (Zip Code)

(281) 873-4111

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 Title of each class	American Stock Exchange Name of each exchange on which registered

EXPLANATORY NOTE

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto: Part III: Items 10, 11, 12 and 13

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      Set forth below is the name, age and position as of April 1, 2000 for each of the directors and executive officers of UTI. Pursuant to UTI’s bylaws, directors are elected to serve for three-year terms until their successors are elected or their earlier resignation or removal. Class I directors’ terms expire in 2001, Class II directors’ terms expire in 2002 and Class III directors’ terms expire in 2000.

Name	Age	Position

Mark S. Siegel	49	Chairman of the Board and Class II Director (director since 1995)
Vaughn E. Drum	54	President, Chief Executive Officer and
		Class III Director (director since 1986)
Kenneth N. Berns	40	Class II Director (director since 1995)
Curtis W. Huff	42	Class I Director (director since 1997)
Terry H. Hunt	51	Class I Director (director since 1994)
Nadine C. Smith	42	Class I Director (director since 1995)
Robert B. Spears	73	Class III Director (director since 1994)
John E. Vollmer III	44	Senior Vice President, Secretary, Treasurer and Chief Financial Officer
Bruce Sauers	36	Vice President and Corporate Controller

      Mark S. Siegel — Mr. Siegel has served as Chairman of the Board and a director of UTI since March 14, 1995. Mr. Siegel has been President of Remy Investors & Consultants, Incorporated (“Remy Investors”) since 1993. From 1992 to 1993, Mr. Siegel was President, Music Division, Blockbuster Entertainment Corp. From 1988 through 1992, Mr. Siegel was an Executive Vice President of Shamrock Holdings, Inc. and Managing Director of Shamrock Capital Advisors, Incorporated. Mr. Siegel is also Chairman of the Board and a director of Variflex Inc. Mr. Siegel holds a B.A. from Colgate University and a J.D. from Boalt Hall School of Law.

      Vaughn E. Drum — Mr. Drum has served as President, Chief Executive Officer and a director of UTI since December 1986. From 1980 through November 1986, Mr. Drum served in various capacities for UGI Development Company, a subsidiary of UGI Corporation. Mr. Drum holds a B.S. in Petroleum Engineering from Marietta College.

      Kenneth N. Berns — Mr. Berns has served as a director of UTI since May 24, 1995. Mr. Berns has been an employee of Remy Investors since 1994. From 1990 through 1994, Mr. Berns was employed by affiliated real estate development and management companies, including Ridge Properties, Ltd., Ridge Development, Ltd. and Spound Company. Prior to 1990, Mr. Berns was a senior manager of Spicer & Oppenheim and a Vice President of Cantor Fitzgerald Financial Corporation. Mr. Berns is the majority stockholder of RD Management, Inc., which was the general partner of Ridge Properties, Ltd. Mr. Berns is a Certified Public Accountant and holds a Bachelors Degree in Business Administration from San Diego State University and a Masters Degree in Taxation from Golden Gate University.

      Curtis W. Huff — Mr. Huff has been Executive Vice President, Chief Financial Officer and General Counsel of Weatherford International, Inc. since January 2000. He served as Senior Vice President and General Counsel of Weatherford from May 1998 to January 2000. Prior to that time, Mr. Huff was a partner with the law firm of Fulbright & Jaworski L.L.P., our counsel, and held that position for more than five years.

      Terry H. Hunt — Mr. Hunt served as Senior Vice President — Strategic Planning of PPL Corporation, an international electricity and natural gas supplier, from October 1998 to March 2000 following the merger of Penn Fuel Gas, Inc. into PPL. Mr. Hunt served as the President and Chief Executive Officer of Penn Fuel Gas, Inc. a natural gas and propane distribution company from 1992 to April 1999. From 1989 to 1992, Mr. Hunt was President and Chairman of Carnegie Natural Gas Company, a gas distribution and transportation company and of Apollo Gas Company, a natural gas distributor. From 1984 through 1988, he served as Vice President of Delhi Gas Pipeline Corporation, an intrastate pipeline company. Mr. Hunt holds a Bachelor of Engineering degree from the University of Saskatchewan, Canada and a M.B.A. from Southern Methodist University.

      Nadine C. Smith — Prior to April 2000, Ms. Smith was President and Chief Executive Officer of Enidan Capital Corp., an investment company that makes equity investments in public and privately held companies. Previously, Ms. Smith was an investment banker and principal with NC Smith & Co. and The First Boston Corporation and a management consultant with McKinsey & Co. Ms. Smith is a director of American Retirement Corporation, Aegis Asset Management and American Southwest Holdings. Ms. Smith earned a bachelors degree in economics from Smith College and a masters degree in business from Yale University.

      Robert B. Spears — Since 1989, Mr. Spears has served as the Chairman and Vice President, Business Development of Spears & Associates, Inc., a firm which he founded in 1965. Spears & Associates is a leading research-based consulting firm to the oil and natural gas industry worldwide.

      John E. Vollmer III — Mr. Vollmer joined UTI in July 1998 and serves as Senior Vice President and Chief Financial Officer. Mr. Vollmer was a financial consultant from October 1997 until joining UTI in 1998. From 1992 until October 1997, Mr. Vollmer served in a variety of capacities at Blockbuster Entertainment, including Senior Vice President — Finance and Chief Financial Officer of Blockbuster Entertainment’s Music Division. Mr. Vollmer is a Certified Public Accountant and holds a B. A. in Accounting from Michigan State University.

      Bruce Sauers — Mr. Sauers has served as Vice President of UTI since August 1998 and as Corporate Controller since December 1996. Prior to joining UTI in 1996, Mr. Sauers was a manager in a regional public accounting firm. Mr. Sauers is a Certified Public Accountant and holds a B. S. in Business Administration from Shippensburg University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires UTI’s officers and directors, and persons who beneficially own more than ten percent of a registered class of UTI’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by the regulations promulgated under Section 16(a) to furnish UTI with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, UTI believes that, during 1999, all filing requirements applicable to officers, directors, and greater than ten percent stockholders were complied with, except that UTI’s reporting persons filed Form 5s one day late.

ITEM 11.  Executive Compensation

Summary Compensation Table

      The following table sets forth information concerning compensation for 1999, 1998 and 1997 earned by or paid to (collectively, the “Named Executive Officers”):

•	UTI’s Chief Executive Officer

•	UTI’s other executive officers whose total annual salary and bonus exceeded $100,000 in 1999

•	each employee for whom disclosure would be required except for the fact that such individual was not serving as an executive officer of UTI as of December 31, 1999

SUMMARY COMPENSATION TABLE

		Annual Compensation

				Other
				Annual
Name and Principal Position	Year	Salary $	Bonus $	Compensation(1) $

Vaughn E. Drum	1999	170,040	25,000	—
President and Chief	1998	170,040	200,000	—
Executive Officer	1997	156,350	115,681	—

Mark S. Siegel	1999	100,000	—	—
Chairman of the Board	1998	100,000	—	—
	1997	—	—	—

John E. Vollmer III(5)	1999	150,000	25,000	—
Senior Vice President,	1998	63,462	26,250	8,615 (2)
Treasurer and Chief	1997	—	—	—
Financial Officer

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Long Term Compensation Awards

		Securities
	Restricted	Underlying
	Stock	Options	All Other
Name and Principal Position	Award(s)	SARs(#)	Compensation(3) $

Vaughn E. Drum	—	90,000	3,270
President and Chief	—	12,500 (4)	3,229
Executive Officer	—	42,500	5,959

Mark S. Siegel	—	85,000	—
Chairman of the Board	—	385,000 (4)	—
	—	550,000	—

John E. Vollmer III(5)	—	100,000	2,140
Senior Vice President,	—	125,000	—
Treasurer and Chief	—	—	—
Financial Officer

1.	The aggregate amounts of perquisites and other personal benefits, securities or property is less than 10% of each executive officer’s combined annual salary and bonus during the applicable year.

2.	Relates to consultant services provided prior to employment.

3.	Amounts set forth for 1999, 1998 and 1997 reflect UTI’s contributions or other allocations to defined contribution plans.

4.	In August 1998, the Board of Directors of UTI approved the repricing of options to purchase an aggregate of 743,375 shares granted to employees of UTI during 1998 and 1997. Pursuant to such action, Messrs. Drum and Siegel had options to purchase 12,500 and 385,000 shares of common stock, respectively, which were repriced and are included in this table as new grants during 1998 although new options were not actually granted as a result of such repricing.

5.	Mr. Vollmer became an officer of UTI in July 1998.

Compensation Pursuant to Employee Benefit Plans

      UTI maintains several plans intended to provide incentives to its key employees. These plans are described below:

      Incentive Compensation Plan. UTI maintains an Incentive Compensation Plan established in 1987 (the “ICP”). Under the ICP, specified management employees of UTI and its subsidiaries with at least 90 days of service may be eligible to receive a cash bonus following each plan year based on a comparison of financial performance against targets established for each plan year.

      Norton 1997 Stock Option Plan. In July of 1999, UTI acquired Norton Drilling Services, Inc. Norton Drilling Services, Inc. had a stock option plan which UTI assumed. The options vest over three years. No further shares of common stock are available for grant under the plan.

      1996 Employee Stock Option Plan. In August 1996, UTI’s stockholders approved UTI’s 1996 Employee Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, UTI can award options on up to 900,000 shares of common stock to certain employees of UTI and its subsidiaries at a price equal to the fair market value of the stock at the date the option is granted. In August of 1998 certain of the options were repriced to the fair market value on the date of repricing. During 1998 and 1999, net of cancellations, UTI did not award any options to purchase shares of common stock under the 1996 Plan. The 1996 Plan currently is administered by UTI’s Compensation Committee. There are currently only 92,300 shares of common stock available for grant under the 1996 Plan.

      1997 Long-Term Incentive Plan. In August 1997, UTI’s stockholders approved UTI’s 1997 Long-Term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, UTI may grant stock options, stock appreciation rights issued independent or in tandem with such options (“SAR”), restricted stock awards and performance awards to certain employees of UTI and its subsidiaries. In August of 1998, certain of the options were repriced to the fair market value on the date of repricing. In June 1999, UTI’s stockholders increased the number of shares of common stock authorized for issuance under the 1997 Plan from 600,000 to 1,500,000. Options are to be granted at a price not less than the fair market value of the common stock on the date the option is granted. During 1998 and 1999, UTI awarded options, net of cancellations, to purchase 687,375 shares of common stock pursuant to the 1997 Plan. The options that have been granted under the 1997 Plan vest over zero to five years. The 1997 Plan currently is administered by UTI’s Compensation Committee. There are currently 370,250 shares of common stock available for grant under the 1997 Plan.

      The following table sets forth information regarding grants of stock options to the Named Executive Officers during 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options/SARs			Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	($/Sh)	Date	5%($)	10%($)

Vaughn E. Drum	85,000	13.71%	9.8125	4/25/09	524,357	1,329,281
Mark S. Siegel	90,000	14.52%	9.8125	4/25/09	555,393	1,407,474
John E. Vollmer III	100,000	16.13%	9.8125	4/25/09	617,103	1,563,860

      The following table sets forth information concerning stock options exercised in 1999 and stock options unexercised at December 31, 1999 for the Named Executive Officers:

AGGREGATED OPTION/SAR EXERCISES IN 1999

AND VALUE TABLE AT DECEMBER 31, 1999

	Shares		Number of Unexercised	Value of Unexercised In-the-
	Acquired		Options/SARs at	money Options/SARs at
	on	Value	December 31, 1999	December 31, 1999
Name	Exercise	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Vaughn E. Drum	100,000	347,613	184,460/85,000	$3,543,188/$1,099,688
Mark S. Siegel	—	—	416,667/223,333	$5,639,308/$2,881,042
John E. Vollmer III	—	—	33,333/191,667	$429,167/$2,473,958

Employment Contracts

      UTI has an employment agreement with Mr. Drum. The annual salary currently payable under such agreement is $225,000, which may be increased by UTI’s Board of Directors or the Compensation Committee. The agreement has an initial term of five years continuing through December 2000, and automatically extends for an additional year upon the completion of the five-year term unless either party provides notice to the other of the intention to terminate such contract 120 days prior to the termination date. In addition, the employment agreement entitles Mr. Drum to receive four weeks paid vacation per year and to participate fully in all employee plans and fringe benefit programs established by UTI after the date of the contract in which other senior executives of UTI are eligible to participate.

      In the event of a termination due to Mr. Drum’s death or disability, his estate is entitled to receive:

•	unused vacation pay

•	a pro-rated portion of the bonus (the “Pro-rated Bonus”) which would have been payable to Mr. Drum under the ICP Plan had he been employed at the end of the year in which the termination occurred (the “Annual Bonus”)

•	separation payment not more than fifty percent of Mr. Drum’s compensation in the most recent calendar year (the “Separation Payment”)

•	vesting of all of Mr. Drum’s interests, if any, under UTI stock option plans and any other employee plans of UTI (“Plan Vesting”)

      In the event Mr. Drum retires in accordance with UTI’s retirement policies, he is entitled to receive:

•	unused vacation pay

•	Pro-rated Bonus

•	Separation Payment

•	Plan Vesting (but only to the extent provided in UTI’s employee benefit plans for retiring employees)

      If Mr. Drum is terminated by UTI without cause, he is entitled to receive:

•	termination pay of one year’s salary

•	unused vacation pay

•	Separation Payment

•	Annual Bonus

•	Plan Vesting

•	continuation of all employee benefits, without any increase in cost to him, for a period of 18 months following termination

      In connection with UTI’s relocation of its corporate headquarters from Wayne, Pennsylvania to Houston, Texas, UTI agreed to provide relocation assistance if and when Mr. Drum’s employment with UTI is terminated.

      In 1997, the Compensation Committee approved employment arrangements with Messrs. Siegel and Berns providing for annual salaries of $100,000 and $50,000 for a period of five years. Effective February 20, 2000, the annual salaries of Messrs. Siegel and Berns increased to $125,000 and $90,000, respectively. In the event of a change in control of UTI, UTI’s obligation to pay such salaries would end and Messrs. Siegel and Berns would each be entitled to payment of one year’s salary and vesting of all options granted in connection with such employment arrangements. Both Messrs. Siegel and Berns are entitled to receive bonuses for extraordinary services solely within the discretion of the Board of Directors and Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to November 1997, grants of stock options to UTI’s executive officers and Messrs. Siegel and Berns as well as salary levels of UTI’s executive officers were approved by the full Board of Directors. In November 1997, the Board of Directors delegated these responsibilities to the Compensation Committee, which is comprised of Messrs. Hunt and Spears. Although the full Board of Directors authorized the repricing of options during 1998 (with Messrs. Siegel, Drum and Berns abstaining), it is intended that the Compensation Committee will determine compensation awarded to UTI’s executive officers, as well as Messrs. Siegel and Berns, in the future. Item 13 sets forth certain transactions between members of the Board of Directors and UTI.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 31, 2000, the stock ownership of UTI’s Named Executive Officers and directors individually, all directors and executive officers as a group and each person known by UTI to be the beneficial owner of more than 5% of UTI’s common stock.

Name of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Ownership		of Class

Other Beneficial Owners:

REMY Capital Partners III, L.P. 1801 Century Park East, Suite 1111 Los Angeles, CA 90067	3,514,762	(1)	19.0%

REMY Investors & Consultants, Incorporated 1801 Century Park East, Suite 1111 Los Angeles, CA 90067	3,580,762	(1)	19.3%

Directors and Named Executive Officers:

Mark S. Siegel	4,037,762	(1)	21.2%

Vaughn E. Drum	287,316	(2)	1.5%

Kenneth N. Berns	95,333	(3)	*

Curtis W. Huff	11,250	(4)	*

Terry H. Hunt	14,250	(4)	*

Nadine C. Smith	13,250	(4)	*

Robert B. Spears	13,350	(4)	*

John E. Vollmer III	65,416	(2)	*

Name of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

(All directors and executive officers as a group — 9 persons)	4,541,177 (5)	23.6%

*	indicates less than 1.0%

1.	The common stock beneficially owned by Remy Investors, which is the general partner of Remy, includes the 3,514,762 shares of common stock owned by Remy as well as presently exercisable options held by Remy Investors to purchase 66,000 shares of common stock. The common stock beneficially owned by Mr. Siegel, who is the President and sole stockholder of Remy Investors, includes the 3,580,762 shares of common stock and warrants beneficially owned by Remy Investors as well as presently exercisable options held by Mr. Siegel to purchase 457,000 shares of common stock, but does not include 183,000 shares underlying stock options held by Mr. Siegel, which options are not presently exercisable within sixty days.

2.	Includes shares underlying presently exercisable stock options held by Mr. Drum to purchase 60,916 shares and presently exercisable stock options held by Mr. Vollmer to purchase 65,416 shares. Does not include shares underlying stock options held by Mr. Drum to purchase 66,584 shares and stock options held by Mr. Vollmer to purchase 159,584 shares that are not presently exercisable and will not become exercisable within sixty days.

3.	Represents presently exercisable warrants and options owned by Mr. Berns to purchase 95,333 shares. Does not include 61,667 shares underlying options that are not presently exercisable within 60 days and does not include shares of common stock or warrants beneficially owned by Remy Investors by whom Mr. Berns is employed. Mr. Berns disclaims beneficial ownership of such shares and warrants beneficially owned by Remy Investors.

4.	Includes presently exercisable options owned by Messrs. Huff, Hunt and Spears and Ms. Smith to purchase 11,250 shares. Does not include 3,750 shares underlying stock options held by Messrs. Huff, Hunt and Spears and Ms. Smith that are not presently exercisable and will not become exercisable within sixty days.

5.	Includes presently exercisable options to purchase 792,915 shares of common stock. Does not include options to purchase 497,585 shares owned by such individuals that are not exercisable within 60 days.

      Except as stated herein, UTI is not aware of any arrangements which may result in a change in control of UTI and each stockholder has sole voting and investment power with respect to UTI’s common stock included in the above table.

ITEM 13.	Certain Relationships and Related Transactions

      In connection with Remy Capital Partners III, L.P.’s (“Remy”) acquisition of its ownership interest in UTI in March 1995, Remy succeeded to a registration rights agreement with UTI which provides Remy with the right to require UTI to use its best efforts to register shares held by Remy under the Securities Act. In the event that such rights are exercised in connection with a primary offering proposed by UTI (or a secondary offering with which UTI agrees to participate), Remy would bear its pro rata share of the costs of the offering, other than legal, accounting and printing costs which UTI shall bear. In the event that Remy elected to exercise such rights otherwise than in connection with an offering proposed by UTI, Remy will bear all costs of the offering. These rights continue so long as Remy continues to own the common stock that it acquired. The right to a demand registration may be exercised three times.

      Mr. Mark S. Siegel, Chairman of UTI, is President and sole stockholder of Remy Investors, which is the general partner of Remy. Kenneth N. Berns, a director and employee of UTI, is an employee of Remy Investors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, who has been duly authorized.

UTI ENERGY CORP.

Dated: April 28, 2000	By: /s/ JOHN E. VOLLMER III

John E. Vollmer III Senior Vice President, Treasurer and Chief Financial Officer