Form 10-Q
period 2000-06-30
UTI ENERGY CORP
filed 2000-08-02
CIK 912899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission File Number 1-12542

UTI ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-2037823

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 225N
16800 Greenspoint Park Drive
Houston, Texas	77060

(Address of principal executive offices)	(Zip Code)

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

18,528,797 shares of Common Stock at July 26, 2000.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	3

	Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 2000 and 1999	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures	23

PART I     FINANCIAL INFORMATION
ITEM 1     CONDENSED CONSOLIDATED FINANCIAL INFORMATION

UTI ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,125	$7,547

Accounts receivable, net of allowance for doubtful accounts accounts of $2,956 in 2000 and $3,143 in 1999	37,987	33,522

Federal income tax receivables	5,822	5,043

Material and supplies	742	748

Deferred income taxes	2,002	1,762

Prepaid expenses	1,983	1,487

	51,661	50,109

PROPERTY AND EQUIPMENT

Land	1,225	1,224

Buildings and improvements	3,571	3,538

Machinery and equipment	281,328	244,657

Oil and gas working interests	1,571	1,856

Construction in process	4,570	376

	292,265	251,651

Less accumulated depreciation and amortization	74,237	62,807

	218,028	188,844

GOODWILL, less accumulated amortization of $4,380 in 2000 and $3,616 in 1999.	18,497	19,261

OTHER ASSETS	2,104	2,368

	$290,290	$260,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$21,902	$19,672

Accrued payroll and related costs	4,112	4,536

Accrued health insurance	1,052	1,058

Other accrued expenses	3,663	3,948

	30,729	29,214

LONG-TERM DEBT	55,000	32,196

DEFERRED INCOME TAXES	41,285	41,668

OTHER LIABILITIES	397	472

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common Stock, $.001 par value, 50,000 shares authorized, 19,132 issued and 18,529 outstanding in 2000, 18,432 shares issued and 17,829 outstanding in 1999	19	18

Additional capital	148,860	144,312

Retained earnings	23,756	22,707

Equity adjustments from foreign currency translation	249	—

Treasury Stock, 603 shares in 2000 and 1999, at cost	(10,005)	(10,005)

	162,879	157,032

	$290,290	$260,582

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

REVENUES	$55,585	$28,884	$109,858	$61,420

COST OF REVENUES	43,839	23,016	87,278	48,923

GROSS PROFIT	11,746	5,868	22,580	12,497

OTHER COSTS AND EXPENSES

Selling, general and administrative	2,812	2,534	5,593	5,258

Provisions for bad debts	—	256	—	548

Other charge	—	—	—	260

Depreciation and amortization	6,654	5,773	13,285	11,607

	9,466	8,563	18,878	17,673

OPERATING INCOME (LOSS)	2,280	(2,695)	3,702	(5,176)

OTHER INCOME (EXPENSE)
Interest expense	(1,457)	(1,031)	(2,665)	(2,059)

Interest income	134	196	279	322

Other, net	265	(126)	396	2,829

	(1,058)	(961)	(1,990)	1,092

INCOME (LOSS) BEFORE INCOME TAXES	1,222	(3,656)	1,712	(4,084)

INCOME TAXES	477	(728)	663	(900)

NET INCOME (LOSS)	$745	$(2,928)	$1,049	$(3,184)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$.04	$(0.18)	$.06	$(0.19)

DILUTED EARNINGS (LOSS) PER COMMON

SHARE	$.04	$(0.18)	$.05	$(0.19)

AVERAGE COMMON SHARES OUTSTANDING

Basic	18,509	16,496	18,284	16,353

Diluted	19,411	16,496	19,314	16,353

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months
	Ended June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,049	$(3,184)

Adjustments to reconcile net income (loss) to net cash provided by operations

Depreciation	12,186	10,508

Amortization	1,099	1,099

Deferred income taxes	(623)	24

Amortization of debt discount	238	238

Provisions for bad debts	(37)	546

Gain on disposal of fixed assets	(296)	(2,939)

Changes in operating assets and liabilities, net of effect of businesses acquired

Receivables and prepaids	(2,959)	3,670

Materials and supplies	6	11

Accounts payable and accruals	1,616	(5,949)

Other	(146)	21

Net cash provided by operating activities	12,133	4,045

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(9,813)	(3,213)

Acquisitions	(31,174)	—

Net proceeds from disposition	—	4,935

Proceeds from sale of property and equipment	391	615

Net cash provided (used) by investing activities	(40,596)	2,337

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt	24,316	—

Repayments of long-term debt	(1,750)	—

Proceeds from exercise of stock options	1,702	1,238

Net cash provided by financing activities	24,268	1,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,195)	7,620

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(227)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,547	10,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,125	$17,957

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in UTI’s Annual Report on Form 10-K for the year ended December 31, 1999 and UTI’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of UTI’s operations except for UTI’s Canadian operations which uses the Canadian dollar as the functional currency. The effects of exchange rate changes are reflected as a separate component of stockholders’ equity.

2.	ACQUISITIONS

Asset Swap

On May 15, 2000, UTI acquired a drilling rig in exchange for certain drilling rig components and drill pipe with a net book value of approximately $970,000.

Phelps Drilling International Ltd.

On May 5, 2000, UTI acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million. The acquisition has been accounted for under the purchase method of accounting. Phelps’ operating results since May 5, 2000 have been consolidated with the operating results of UTI. No goodwill was recorded because the estimated fair market value of the assets acquired exceeded the purchase price. The acquired assets consisted of:

•	14 land drilling rigs
•	drilling equipment
•	other equipment used in Phelps’ land drilling business

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

2.	ACQUISITIONS (Continued)

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

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

4.	LONG-TERM DEBT

Under UTI’s $7.8 million promissory notes, a principal payment of $3.5 million became payable because the average trading value of UTI’s common stock for thirty consecutive trading days exceeded $30.00 per share on March 9, 2000. Half of this repayment was made on June 8, 2000 with the balance to be paid by July 31, 2000. The repayments are being funded by long-term borrowings under the revolving credit facility.

UTI’s $65.0 million four-year revolving credit facility was increased to $75.0 million during May 2000. Other terms of the credit facility remain substantially the same.

5.	CONTINGENCIES

UTI is involved in several claims arising in the ordinary course of business. UTI’s management believes all of these claims are covered by insurance. UTI’s management believes that these matters will not have a material adverse effect on UTI’s financial statements.

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

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

	(in thousands, except per share amounts)
Numerator:

Net income (loss)	$745	$(2,928)	$1,049	$(3,184)

Denominator:

Denominator for basic earnings per share
share – weighted-average shares	18,509	16,496	18,284	16,353

Effect of dilutive securities:

Stock options	845	—	845	—

Warrants	57	—	185	—

Dilutive potential common shares	902	—	1,030	—

Denominator for diluted earnings per
share-adjusted weighted-average shares and assumed conversions	19,411	16,496	19,314	16,353

Basic earnings (loss) per share	$.04	$(0.18)	$.06	$(0.19)

Diluted earnings (loss) per share	$.04	$(0.18)	$.05	$(0.19)

Options to purchase 522,000 shares of UTI’s common stock and warrants to purchase 91,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 1999 as the effect would have been antidilutive due to the net loss for the period. Options to purchase 390,000 shares of UTI’s common stock and warrants to purchase 46,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 as the effect would have been antidilutive due to the net loss for the period.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

7.	WARRANTS

During the six months, certain warrant holders executed a net exercise of their warrants. As a result of these transactions, a total of 663,000 warrants were converted into 389,638 shares of UTI common stock.

The following warrants to purchase UTI common stock were outstanding at June 30, 2000:

Related	Number of	Exercise	Expiration
Event	Shares	Price	Date

Southland Acquisition	12,000	$16.00	April 11, 2002

Suits Acquisition	100,000	26.50-35.00	July 31, 2003

Norton Acquisition	36,264	9.50-14.82	February 24, 2004 and

			April 1, 2002

8.	COMPREHENSIVE INCOME

For the three month period ended June 30, 2000, comprehensive income was $1.0 million and for the three month period ended June 30, 1999 comprehensive loss was $2.9 million. For the six month period ended June 30, 2000, comprehensive income was $1.3 million and for the six month period ended June 30, 1999 comprehensive loss was $3.2 million.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

9.	INDUSTRY SEGMENT INFORMATION

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

	(in thousands)
Revenues:

Land Drilling	$51,990	$25,289	$102,034	$52,861

Pressure Pumping	3,562	3,552	7,742	8,479

Other	33	43	82	80

	$55,585	$28,884	$109,858	$61,420

Selling, General and Administrative:

Land Drilling	$1,044	$687	$1,826	$1,569

Pressure Pumping	708	830	1,566	1,739

Other	—	—	—	—

	1,752	1,517	3,392	3,308

Corporate	1,060	1,017	2,201	1,950

	$2,812	$2,534	$5,593	$5,258

Operating Income (Loss):

Land Drilling(1)	$3,530	$(1,776)	$5,976	$(3,636)

Pressure Pumping(1)	(94)	120	86	736

Other(1)	1	11	24	19

	3,437	(1,645)	6,086	(2,881)

Other Charge	—	—	—	(260)

Corporate	(1,157)	(1,050)	(2,384)	(2,035)

	$2,280	$(2,695)	$3,702	$(5,176)

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

9.	INDUSTRY SEGMENT INFORMATION (Continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

	(in thousands)
Depreciation and Amortization:

Land Drilling	$6,135	$5,402	$12,264	$10,846

Pressure Pumping	399	321	803	643

Other	23	18	35	33

	6,557	5,741	13,102	11,522

Corporate	97	32	183	85

	$6,654	$5,773	$13,285	$11,607

Capital Expenditures:

Land Drilling	$5,396	$1,903	$9,369	$2,238

Pressure Pumping	144	303	398	967

Other	12	—	12	—

	5,552	2,206	9,779	3,205

Corporate	25	8	34	8

	$5,577	$2,214	$9,813	$3,213

	June 30,	December 31,
	2000	1999

Segment Assets:

Land Drilling	$261,937	$233,341

Pressure Pumping	13,618	16,399

Other	295	318

	275,850	250,058

Corporate	14,440	10,524

	$290,290	$260,582

(1)	Operating income (loss) is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, other income (expense) or income taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      UTI Energy Corp. is a leading provider of onshore contract drilling services to exploration and production companies. UTI operates one of the largest land drilling rig fleets in the United States. UTI’s drilling operations currently are concentrated in the prolific oil and natural gas producing basins of:

•	Texas
•	Oklahoma
•	New Mexico
•	Wyoming
•	Western Canada

      UTI has a fleet of 140 land drilling rigs that are well suited to the requirements of its markets. UTI also provides pressure pumping services in the Appalachian Basin.

      Beginning in 1995, UTI decided to expand its land drilling operations. Management of UTI made this decision to take advantage of:

•	improving market conditions
•	benefits arising from a consolidation in the land drilling industry

      To affect this strategy, UTI disposed of its oilfield distribution business in September 1995 and embarked on an acquisition program aimed at expanding UTI’s presence in the oil and natural gas producing regions in the United States. Under this strategy, UTI has acquired 122 rigs since 1995. During this same time period, UTI disposed of nine rigs primarily in the Appalachian Basin. Five of the nine rigs disposed of were sold in 1999.

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

      UTI currently expects market conditions in the land drilling industry to improve in response to the recent improvement in commodity prices for oil and natural gas. In this regard, UTI’s average utilization of 58% during the first six months of 2000 was more than the 43% average utilization during 1999. The dayrate component of drilling contracts also increased during the first six months of 2000.

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

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

	(dollars in thousands)
Contract Drilling:

Revenues	$51,990	$25,289	$102,034	$52,861

Cost of revenues	$41,281	$20,721	$81,968	$43,527

Selling, general and administrative	$1,044	$687	$1,826	$1,569

Operating days(2)	6,975	3,396	13,602	6,683

Average revenue per operating day	$7.454	$7.447	$7.501	$7.910

Average costs per operating day	$5.918	$6.102	$6.026	$6.513

Average margin per operating day	$1.536	$1.345	$1.475	$1.397

Average U.S. land rig count	705	411	670	417

Number of owned rigs at end of period	140	104	140	104

Average number of rigs owned during period	134	104	130	106

Average rigs operating	77	37	75	37

Rig utilization percentage(3)	57%	36%	58%	35%

Capital expenditures	$5,396	$1,903	$9,369	$2,238

Capital expenditures per operating day	$0.774	$0.560	$0.689	$0.335

Pressure Pumping:

Revenues	$3,562	$3,552	$7,742	$8,479

Cost of revenues	$2,549	$2,282	$5,287	$5,369

Selling, general and administrative	$708	$830	$1,566	$1,739

Total jobs	612	463	1,265	1,154

Average revenue per job	$5.820	$7.672	$6.120	$7.347

Average costs per job	$4.165	$4.929	$4.179	$4.653

Average margin per job	$1.655	$2.743	$1.941	$2.694

Capital expenditures	$144	$303	$398	$967

Other and Corporate:

Revenues	$33	$43	$82	$80

Cost of revenues	$9	$13	$23	$27

Selling, general and administrative	$1,060	$1,017	$2,201	$1,950

Capital expenditures	$37	$8	$46	$8

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the six months ended June 30, 2000, the utilization rate of UTI’s rigs, excluding stacked rigs, was 66%.

Comparison of Three Months Ended June 30, 2000 and 1999

     Revenues by business segment for the three months ended June 30, 2000 and 1999 are as follows:

	Three Months
	Ended June 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$51,990	$25,289	105.6

Pressure Pumping	3,562	3,552	0.3

Other	33	43	(23.2)

	$55,585	$28,884	92.4

      Land drilling revenues increased for the three months ended June 30, 2000 as a result of improved market conditions from the three months ended June 30, 1999 which resulted in improved utilization rates. Land drilling revenue also increased due to several acquisitions completed after June 30, 1999.

      Gross profit and gross profit percentage by business segment for the three months ended June 30, 2000 and 1999 are as follows:

	Three Months
	Ended June 30,

	2000	%	1999	%

	(in thousands)
Gross Profit:

Land Drilling	$10,709	20.6	$4,568	18.1

Pressure Pumping	1,013	28.4	1,270	35.8

Other	24	72.7	30	69.8

	$11,746	21.1	$5,868	20.3

      Land drilling gross profit increased due to improved market conditions which resulted in higher utilization rates during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Land drilling gross profit also increased due to several acquisitions completed after June 30, 1999. Gross profit percentage decreased in pressure pumping for the three months ended June 30, 2000 compared to the same period of 1999 due to mix of jobs performed.

      Depreciation and amortization expense increased $.9 million during the three months ended June 30, 2000, compared to the three months ended June 30, 1999, primarily due to acquisitions consummated during 1999.

      Interest expense increased $.4 million during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase was primarily due to an increase in outstanding debt for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Average debt outstanding was $43.0 million during the quarter ended June 30, 2000 compared to $31.9 million for the quarter ended June 30, 1999. The effective interest rate for the quarter ended June 30, 2000 was 13.6% compared to 12.9% for the quarter ended June 30, 1999. The effective interest rate for the quarter ended June 30, 2000 is impacted by the fee incurred on the unused portion of the $75.0 million revolving credit facility and amortization of deferred financing fees related to that same credit facility.

      Income taxes increased $1.2 million during the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999, primarily due to higher taxable income in 2000. UTI’s effective tax rate for the quarter ended June 30, 2000 was 39.0%. UTI’s effective tax rate for the quarter ended June 30, 1999 was 19.9%.

Comparison of Six Months Ended June 30, 2000 and 1999

      Revenues by business segment for the six months ended June 30, 2000 and 1999 are as follows:

	Six Months
	Ended June 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$102,034	$52,861	93.0

Pressure Pumping	7,742	8,479	(8.7)

Other	82	80	2.5

	$109,858	$61,420	78.9

      Land drilling revenues increased for the six months ended June 30, 2000 as improved market conditions resulted in improved utilization rates. Land drilling revenue also increased due to several acquisitions completed after June 30, 1999. The decrease in pressure pumping revenue is a result of weather conditions which have limited activity in the Appalachian Basin during the six months ended June 30, 2000.

      Gross profit and gross profit percentage by business segment for the six months ended June 30, 2000 and 1999 are as follows:

	Six Months
	Ended June 30,

	2000	%	1999	%

	(in thousands)
Gross Profit:

Land Drilling	$20,066	19.7	$9,334	17.7

Pressure Pumping	2,455	31.7	3,110	36.7

Other	59	72.0	53	66.3

	$22,580	20.6	$12,497	20.3

      Land drilling gross profit increased due to improved market conditions which resulted in higher utilization rates during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This improvement comes on top of three abnormal events in the first quarter of 1999: a rig move from one market to another, a Department of Labor audit assessment and an unfavorable court decision on a workers compensation claim. Each event had an associated cost of approximately $.2 million in the first quarter of 1999. Land drilling gross profit also increased due to several acquisitions completed after June 30, 1999. Gross profit percentage decreased in pressure pumping for the six months ended June 30, 2000 compared to the same period of 1999 due to mix of jobs performed.

      Provision for bad debts decreased $.5 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This was primarily due to improved market conditions.

      The other charge of $.3 million for the six months ended June 30, 1999 was related to a series of actions taken to improve efficiency, increase productivity and make UTI more competitive in the marketplace. The actions included the reduction of regional operating offices from seven to four and the reduction of UTI’s administrative staff by twenty-six individuals. The other charge consisted primarily of employee-related expenses associated with these reductions.

      Depreciation and amortization expense increased $1.7 million during the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to acquisitions consummated during 1999.

      Interest expense increased $.6 million during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase was primarily due to an increase in outstanding debt for the six months ended June 30, 2000 compared to the same period of 1999. Average debt outstanding was $38.4 million during the six months ended June 30, 2000 compared to $31.8 million for the six months ended June 30, 1999. The effective interest rate for the six months ended June 30, 2000 was 13.9% compared to 12.9% for the six months ended June 30, 1999. The effective interest rate for the six months ended June 30, 2000 is impacted by the fee incurred on the unused portion of the revolving credit facility and amortization of deferred financing fees related to the same credit facility.

      Income taxes increased $1.6 million during the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to higher taxable income in 2000. UTI’s effective tax rate for the six months ended June 30, 2000 was 38.7%. UTI’s effective tax rate for the six months ended June 30, 1999 was 22.0%.

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

      Operations provided net cash of $12.1 million in the first six months of 2000 and $4.0 million in the first six months of 1999. UTI used these funds along with available cash balances on hand to fund capital expenditures. Capital expenditures, excluding acquisitions, were $9.8 million for the six months ended June 30, 2000 and $3.2 million for the six months ended June 30, 1999.

      UTI had $3.1 million in cash and cash equivalents and borrowings of $24.3 million under the revolving credit facility as of June 30, 2000. This is compared to $7.5 million in cash and cash equivalents and no borrowings under the revolving credit facility as of December 31, 1999.

      Long Term Debt Facilities

      As of June 30, 2000, UTI had outstanding debt, net of unamortized discounts, of $55.0 million. This indebtedness included $25.0 million associated with a 1997 private placement of debt securities in connection with an acquisition and refinancing of indebtedness, $24.3 million under the revolving credit facility and $6.1 million of notes associated with an acquisition completed in 1998.

      Revolving Credit Facility. On November 22, 1999, UTI entered into a four-year revolving credit facility. In May of 2000, the maximum borrowings under this revolving credit facility was increased from $65.0 million to $75.0 million. Under the revolving credit facility, UTI may use up to $10.0 million for letters of credit. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%. The actual rate charged above LIBOR (1.75% at June 30, 2000) is based on UTI’s trailing twelve-month EBITDA. UTI’s assets secure the facility.

      Subordinated Notes. On April 11, 1997, UTI issued $25.0 million principal amount of 12.0% subordinated notes. These subordinated notes come due 2001. The subordinated notes were issued at a 2.0% discount along with seven-year warrants to purchase 1.2 million shares of UTI’s common stock at an exercise price of $10.83 per share. The subordinated notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness, dividends, distributions and other payments.

      Promissory Notes. On July 31, 1998, UTI issued $7.8 million principal amount of unsecured promissory notes. An early principal repayment of $3.5 million became payable because the average trading value of UTI’s common stock for thirty consecutive days exceeded $30.00 per share on March 9, 2000. Half of this repayment was made on June 8, 2000 with the balance to be paid by July 31, 2000. The repayments are being funded by long-term borrowings under the revolving credit facility. The notes bear interest at 7.0% and, except for the $3.5 million discussed above, mature on July 31, 2002. The notes were issued in connection with an acquisition.

      Future Acquisitions and Capital Needs

      Management believes UTI will be able to meet its working capital, capital expenditure and debt service requirements for the next twelve months by using:

•	internally generated cash
•	availability under the revolving credit facility
•	cash balances on hand

      Management believes that UTI’s strong liquidity position will allow it to react quickly to opportunities in the land drilling industry. These opportunities include making strategic acquisitions.

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

      Among the factors that will directly affect UTI’s results of operations and the contract drilling service industry are:

•	changes in the price of oil and natural gas
•	the volatility of the contract drilling service industry
•	UTI’s ability to successfully integrate recent acquisitions
•	presence of competitors with greater financial resources
•	labor shortages
•	contractual risk associated with turnkey and footage contracts
•	operating risks inherent in the contract drilling service industry, such as blowouts, explosions, cratering, sour gas, well fires and spills
•	domestic and world-wide political stability and economic growth
•	risks associated with UTI’s successful execution of internal operating plans
•	regulatory uncertainties
•	legal proceedings
•	drill pipe shortages
•	exposure to environmental liabilities
•	currency risk factors

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

      There can be no assurance that UTI will be able to maintain adequate insurance at rates it considers reasonable and there can be no assurance that insurance will continue to be available on terms as favorable as those that currently exist. The occurrence of an adverse claim in excess of the coverage limits maintained by UTI could have a material adverse effect on UTI’s financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number		Title or Description

3.1		Restated Certificate of Incorporation of UTI Energy Corp. dated July 25, 2000. (Incorporated by reference to UTI's Registration Statement on Form S-3 (No. 333-42576)).

10.1	*	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., 584022 Alberta Ltd., the major shareholders of 584022 Alberta Ltd. and Phelps Drilling Ltd.

10.2	*	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., Phelps Drilling International Ltd., the shareholders of 592655 Alberta Ltd. and Phelps Drilling Ltd.

10.3	*	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., 700392 Alberta Ltd., the major shareholders of 700392 Alberta Ltd. and Phelps Drilling Ltd.

10.4		First Amendment dated as of May 2, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers. (Incorporated by reference to UTI's Registration Statement on Form S-3 (No. 333-42576)).

10.5		Second Amendment dated as of May 8, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers. (Incorporated by reference to UTI's Registration Statement on Form S-3 (No. 333-42576)).

27.1	*	Financial Data Schedule.

      * Filed herewith.

(b) Reports on 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, UTI has duly caused this report to be signed on its behalf by the undersigned, who have been duly authorized.

UTI ENERGY CORP.

Signature	Title	Date

/s/ JOHN E. VOLLMER III John E. Vollmer III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	July 31, 2000

/s/ BRUCE SAUERS Bruce Sauers	Vice President and Corporate Controller (Principal Accounting Officer)	July 31, 2000

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

3.1		Restated Certificate of Incorporation of UTI Energy Corp. dated July 25, 2000. (Incorporated by reference to UTI's Registration Statement on Form S-3 (No. 333-42576))

10.1	*	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., 584022 Alberta Ltd., the major shareholders of 584022 Alberta Ltd. and Phelps Drilling Ltd.

10.2	*	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., Phelps Drilling International Ltd., the shareholders of 592655 Alberta Ltd. and Phelps Drilling Ltd.

10.3	*	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., 700392 Alberta Ltd., the major shareholders of 700392 Alberta Ltd. and Phelps Drilling Ltd.

10.4		First Amendment dated as of May 2, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers. (Incorporated by reference to UTI's Registration Statement on Form S-3 (No. 333-42576))

10.5		Second Amendment dated as of May 8, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers. (Incorporated by reference to UTI's Registration Statement on Form S-3 (No. 333-42576))

27.1	*	Financial Data Schedule.

      * Filed herewith.