Form 10-K/A
period 1999-12-31
UTI ENERGY CORP
filed 2000-10-11
CIK 912899

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment to Application or Report
Amendment No. 2

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission File Number 1-12542

UTI ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-2037823

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 225N 16800 Greenspoint Park Drive Houston, Texas	77060

(Address of principal executive offices)	(Zip Code)

(281) 873-4111

(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Common Stock, Par Value $.001	American Stock Exchange

Title of each class	Name of each exchange on which registered

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

Documents incorporated by reference.

None.

PART I

Item 1. BUSINESS

Introduction

      UTI Energy Corp. is a leading provider of onshore contract drilling services to companies that explore for and produce oil and natural gas. UTI operates one of the largest fleets of drilling rigs used to drill oil and natural gas wells on land in the United States. A drilling rig includes the structure, power source and machinery necessary to allow a drill bit to penetrate rock to a depth desired by the customer. UTI’s drilling rigs operate in the oil and natural gas producing basins of:

•	Colorado

•	Texas

•	Louisiana

•	Oklahoma

•	New Mexico

•	Utah

•	Wyoming

      UTI has a fleet of 125 land drilling rigs. UTI also provides pressure pumping services in the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas or other desired substances from the well. Cementing is the process of inserting material between the hole and the pipe to center and stabilize the pipe in the hole.

      UTI operates principally in two business segments, drilling oil or natural gas wells on land and pressure pumping. Financial information and other disclosures relating to these business segments are provided in the Notes to Consolidated Financial Statements.

Land Drilling

      UTI’s rigs can drill to depths ranging from 8,000 to 30,000 feet. In 1999, UTI continued to increase its number of rigs available for contract. The following table shows the increase:

	As of	As of
	March 20, 2000	December 31, 1998

Number of Rigs Available for Contract	108	90

      UTI also has 17 stacked rigs. A stacked rig is a rig that is not currently being marketed and cannot be made available without incurring refurbishing expenditures. UTI could return the stacked rigs to operation at an average estimated cost of approximately $650,000 per rig. UTI intends to either use the stacked rigs for parts or to place them into service in an orderly manner as regional market conditions merit and trained crews are retained. UTI’s rig utilization rate, which is calculated by dividing the operating days by total days rigs are available, including stacked rigs, was 43% for the year ended December 31, 1999. UTI’s rig utilization during the fourth quarter of 1999 was 57%.

      UTI’s land drilling services are performed through regional drilling units:

•	East Texas (FWA Drilling Company)

•	Mid-Continent (Triad Drilling Company)

•	New Mexico/West Texas (FWA/Peterson Drilling Company and Norton Drilling Company)

•	Rockies (Norton Drilling Company)

•	South Texas (Southland Drilling Company)

UTI’s regional offices for contract drilling are located in:

•	Oklahoma City, Oklahoma

•	Lubbock, Texas

•	Midland, Texas

•	Tyler, Texas

•	Victoria, Texas

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

      The following table shows the current distribution of rigs among UTI’s regional units as of March 20, 2000:

					Average Rated
	Active	Idle	Stacked	Total	Drilling
Region	Rigs (1)	Rigs (1)	Rigs (1)	Rigs	Depths

East Texas	13	1	2	16	15,500 ft.

Mid Continent	12	12	9	33	13,500 ft.

New Mexico/West Texas	35	15	6	56	13,500 ft.

Rockies	1	3	—	4	18,000 ft.

South Texas	11	5	—	16	16,000 ft.

Total	72	36	17	125

(1)	A rig is considered active when under contract. An idle rig is one that is not under contract but is available and being marketed. A stacked rig is not currently being marketed and cannot be made available without incurring refurbishing expenditures.

      The following table sets forth certain data concerning UTI’s utilization of drilling rigs. This utilization data is based on UTI’s total fleet, including stacked and idle rigs:

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except operating days and rig data)
Revenues	$134,870	$162,600	$161,265

Direct operating costs (excluding depreciation and amortization)	$110,958	$124,779	$124,780

Selling, general and administrative	$2,818	$3,767	$4,206
Depreciation and amortization	$22,490	$18,350	$10,252

Operating days(1)	17,823	20,308	21,576

Average revenue per day	$7.57	$8.01	$7.47

Average direct operating costs (excluding depreciation and amortization) per day	$6.23	$6.14	$5.78

Average margin per day(2)	$1.34	$1.87	$1.69

Number of owned rigs at end of period	125	109	89

Average number of rigs owned during period	112	100	82

Average rigs operating	49	56	59

Rig utilization percentage(3)	43%	55%	72%

Capital expenditures	$7,116	$32,912	$16,282

Capital expenditures per operating day	$0.40	$1.62	$0.75

(1)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(2)	Average margin per day represents average revenue per day minus average direct operating costs per day and excludes provisions for bad debts, other charges, depreciation and amortization and selling, general and administrative expenses.

(3)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the year ended December 31, 1999, the utilization rate of UTI’s rigs, excluding stacked rigs, was 50%.

      Drilling Contracts

      UTI’s land drilling rigs are employed under individual contracts. The drilling contract may be for a single well or a number of wells. Drilling contracts are generally obtained through competitive bidding. UTI bids contracts on the basis of profitability and not to maximize rig utilization. Contracts generally are subject to termination by the customer on short notice. Drilling contracts may provide for compensation on a dayrate, footage or turnkey basis, which are described below.

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

2)    Footage and Turnkey Contracts

      In a footage contract, UTI undertakes to drill a well to a specified depth at a fixed price per foot of hole. In a turnkey contract, UTI undertakes to drill a well to a specified depth for a fixed price. UTI enters into footage and turnkey contracts in situations in which UTI possesses experience and expertise in the geological and operational aspect of the project.

      Footage and turnkey contracts have the following characteristics that are not normally found under contracts where UTI is paid on a daily rental basis:

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

      Generally, all completed Appalachian Basin wells require cementing services before production commences. Cementing is the process of inserting material between the hole wall and the pipe to center and stabilize the pipe in the hole. In addition, most completed wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of natural gas and oil to the well bore.

      UTI continuously maintains its pressure pumping equipment. Virtually all of the pressure pumping equipment is in use on a regular basis. As of March 20, 2000, UTI operated the following pressure pumping equipment:

Number
Equipment Type	of Units

Cement pumper trucks	13

Fracturing pumper trucks	22

Nitrogen pumper trucks	6

Blender trucks	10

Bulk acid trucks	8

Bulk cement trucks	17

Bulk nitrogen trucks	4

Bulk sand trucks	18

Connection trucks	7

Other trucks	3

Total	108

      The following table shows certain data concerning UTI’s pressure pumping operations:

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except total jobs)
Revenues	$20,721	$23,365	$20,923

Direct operating costs (excluding depreciation and amortization)	$12,219	$14,041	$12,615

Selling, general and administrative	$3,457	$3,216	$2,945
Depreciation and amortization	$1,391	$1,043	$728

Total jobs	2,892	3,292	3,196

Average revenue per job	$7.17	$7.10	$6.55

Average direct operating costs (excluding depreciation and amortization) per job	$4.23	$4.27	$3.95

Average margin per job(1)	$2.94	$2.83	$2.60

Capital expenditures	$2,307	$3,895	$1,676

(1)	Average margin per job represents average revenue per job minus average direct operating costs per job and excludes provisions for bad debts, other charges, depreciation and amortization and selling, general and administrative expenses.

Other Operations

      In addition to its operating activities, UTI has invested in working interests in natural gas and oil wells. These investments are principally in the Appalachian and Permian Basins. The net book value of such investments at December 31, 1999 was $318,000. The net book value at December 31, 1998 was $404,000.

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

Major Customers

      Providing contract drilling services for Anadarko Petroleum Corp. on a daily rate basis accounted for approximately 10% of UTI’s consolidated revenue in 1999. These contractual arrangements may be terminated by Anadarko at any time without penalty. Through August 31, 2000, the revenues related to the contracts with Anadarko represented less than 6% of UTI's total revenues for fiscal 2000 and UTI expects this percentage to decline further as the result of the addition of revenues from acquired business and relative revenue increases from other areas. Accordingly, UTI does not believe that the contracts create any rights or obligations on which UTI's business is substantially dependent. Although the loss of Anadarko Petroleum Corp. as a customer could have a material adverse effect on UTI’s revenues, UTI believes that it could substantially set off the lost revenue by deploying those rigs for other customers.

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

      While UTI has generally been able to obtain some degree of contractual indemnification from its customers in most of its dayrate contracts, no such indemnification is typically available for footage and turnkey contracts. These indemnity agreements require the customers to hold UTI harmless in the event of loss of production or reservoir damage. This contractual indemnification may not be supported by adequate insurance maintained by the customer.

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

	1999		1998

Quarter Ended	High	Low	High	Low

March 31	$10.88	$5.13	$26.44	$12.00

June 30	$17.13	$8.63	$20.50	$12.50

September 30	$22.88	$14.69	$13.38	$6.50

December 31	$23.63	$14.75	$12.00	$5.75

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

      On March 2, 2000, UTI sold 298,138 shares of common stock to Canpartners Investments IV, LLC. Canpartners Investments IV, LLC exchanged warrants covering 480,000 shares of common stock of UTI that it acquired on September 26, 1997 for the 298,138 shares of common stock of UTI, and no other consideration was given. The fair value of the common stock as agreed by the parties was $28.58. This sale was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. Under Section 3(a)(9), if an existing security holder exchanges securities of the issuer for other securities of the issuer and no other consideration is paid, then the transaction is exempt from registration.

      On March 3, 2000, UTI sold 91,500 shares of common stock to parties related to Southland Drilling Company, Ltd. Like Canpartners Investments IV, LLC, the Southland parties exchanged warrants covering 183,000 shares of common stock of UTI that it acquired on April 11, 1997 for the 91,500 shares of common stock of UTI, and no other consideration was given. The fair value of the common stock as agreed by the parties was $32.00. This sale was also exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The following table shows the Southland parties and the number of shares of common stock covered by warrants that were exchanged for shares of common stock.

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

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(in thousands, except per share data)
Statement of Operations Data(1)

Revenues	$155,775	$186,157	$182,437	$97,301	$40,124

Direct operating costs (excluding depreciation and amortization)	123,240	138,935	137,499	78,718	32,720

Selling, general and administrative expenses	10,170	10,781	10,011	7,166	5,057

Provisions for bad debts	548	1,143	623	141	(10)

Other charges (income)(2)	(2,861)	206	(774)	(517)	(63)

Depreciation and amortization	24,122	19,529	11,075	4,292	2,552

Operating income (loss)	556	15,563	24,003	7,501	(132)

Other income	585	1,355	461	824	230

Interest expense	(4,168)	(3,815)	(4,330)	(1,148)	(265)

Income (loss) from continuing operations before income taxes	(3,027)	13,103	20,134	7,177	(167)

Income taxes	(425)	5,235	7,609	2,324	(592)

Income (loss) from continuing operations	$(2,602)	$7,868	$12,525	$4,853	$425

Income (loss) from continuing operations per common share Basic	$(0.15)	$0.49	$0.96	$0.46	$0.04

Diluted	$(0.15)	$0.47	$0.83	$0.42	$0.04

Average common shares outstanding

Basic	16,992	16,070	13,083	10,448	9,899

Diluted	16,992	16,795	15,069	11,439	9,899

	As of December 31,

	1999	1998	1997	1996	1995

	(in thousands)
Balance Sheet Data

Working capital(3)	$20,895	$22,592	$70,452	$5,761	$5,427

Total assets(1)	260,582	234,021	208,987	61,870	33,990

Long-term debt, including Redeemable Stock	32,196	31,721	30,159	14,658	8,701

Shareholders’ equity(3)	157,032	144,146	137,620	22,696	14,990

(1)	Over the five years presented, UTI’s rig fleet has increased by 98 land drilling rigs. This increase in land drilling rigs is the primary cause for the increase in revenue, gross profit, selling, general and administrative expenses, depreciation and amortization and total assets. The net change in land drilling rigs owned was 16 during 1999, 20 during 1998, 24 during 1997, 10 during 1996 and 28 during 1995.

(2)	UTI recognized a $2.8 million gain from the sale of land drilling assets in the first quarter of 1999.

(3)	In October of 1997, UTI sold approximately 1.8 million shares of its common stock in a public offering. Approximately another 1.7 million shares of UTI common stock were sold by various shareholders of UTI through the exercise of options and warrants. Both of these events resulted in net proceeds to UTI of approximately $80 million.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      Beginning in 1995, UTI decided to expand its land drilling operations. Management of UTI made this decision to take advantage of:

•	improving market conditions

•	benefits arising from a consolidation in the land drilling industry

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

      On January 27, 1997, UTI acquired the land drilling assets of Quarles Drilling Corporation for $16.2 million. This $16.2 million consisted of $8.1 million in cash and approximately .7 million shares of UTI’s common stock. The acquired assets consisted of nine land drilling rigs and other equipment used in Quarles’ land drilling business. The acquisition increased UTI’s presence in its existing markets and provided experienced field workers.

      On April 11, 1997, UTI acquired the land drilling operations of Southland Drilling Company Ltd. for approximately $27.1 million in cash and a five-year warrant to purchase .3 million shares of UTI’s common stock at an exercise price of $16.00 per share. The acquired assets consisted of nine land drilling rigs and other equipment used in Southland’s land drilling business. The acquisition established a base for UTI’s operations in the natural gas producing regions of the South Texas/Gulf Coast areas.

      On September 11, 1997, UTI acquired all of the capital stock of J.S.M. & Associates, Inc. for approximately .6 million shares of UTI’s common stock and $2.6 million in cash. JSM’s assets included seven land drilling rigs, drilling equipment and approximately $1.0 million in net working capital. The acquisition increased UTI’s presence in the West Texas market.

      On April 9, 1998, UTI acquired Peterson Drilling Company for a total purchase price of $20.4 million in cash. Peterson’s assets included eight land drilling rigs, drilling equipment and approximately $4.5 million in net working capital. The acquisition allowed UTI to enter the New Mexico market.

      On June 24, 1998, UTI acquired the land drilling assets of LaMunyon Drilling Corporation for $12.2 million in cash. The acquired assets consisted of five land drilling rigs and other assets used in LaMunyon’s land drilling business. The acquisition expanded UTI’s presence in the mid-continent region.

      On July 31, 1998, UTI acquired Suits Enterprises, Inc. for approximately $11.1 million. This $11.1 million was comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of UTI’s common stock. Suits’ assets included seven land drilling rigs, drilling equipment and rolling stock. The acquisition expanded UTI’s presence in the mid-continent region.

      On July 27, 1999, UTI acquired Norton Drilling Services, Inc., for approximately 1.3 million shares of UTI’s common stock. The stock was valued at $13.3 million or $10.23 per share based on the average price of UTI’s common stock shortly before and after the acquisition was announced. UTI also repaid approximately $8.0 million of Norton’s existing debt upon the acquisition. Norton’s assets included sixteen land drilling rigs, drilling equipment and rolling stock. The acquisition increased UTI’s presence in the West Texas/New Mexico market.

      On December 14, 1999, UTI acquired the land drilling assets of Schneider Drilling Corporation for $7.5 million in cash. Schneider’s assets included three land drilling rigs, major components for two additional land drilling rigs and drilling equipment. The acquisition increased UTI’s presence in the East Texas market.

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

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Years Ended December 31,

	1999	1998	1997

Operating Data:

Average U.S. active land rig count	504	671	801

Number of rigs owned by UTI at end of year	125	109	89

Average number of rigs owned during year	112	100	82

Average rigs operating	49	56	59

Land Drilling:

Operating days(2)	17,823	20,308	21,576

Utilization rate(3)	43%	55%	72%

Pressure Pumping:

Cementing jobs	2,108	2,296	2,245

Stimulation jobs	784	996	951

Financial Data (in thousands):

Revenues	$155,775	$186,157	$182,437

Operating income	$556	$15,563	$24,003

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the year ended December 31, 1999, the utilization rate of UTI’s rigs, excluding stacked rigs, was 50%.

Comparison of Years Ended 1999 and 1998

      Revenues by business segment for the years ended December 31, 1999 and 1998 are as follows:

	Years
	Ended December 31,		%
			Increase
	1999	1998	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$134,870	$162,600	(17.1)

Pressure Pumping	20,721	23,365	(11.3)

Other	184	192	(4.2)

	$155,775	$186,157	(16.3)

      Land drilling revenue decreased despite revenue generated from recent acquisitions. Acquisitions completed during the years ended December 31, 1999 and 1998 generated an additional $14.0 million of revenue in the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease was attributable to depressed market conditions. Pressure pumping revenue also decreased as a result of depressed market conditions. These depressed market conditions resulted in:

•	lower utilization rates

•	lower rates for services

      Direct operating costs, excluding depreciation and amortization, by business segment for the years ended December 31, 1999 and 1998 are as follows:

	Years
	Ended December 31,		%
			Increase
	1999	1998	(Decrease)

	(in thousands)
Direct Operating Costs (excluding depreciation and amortization):

Land Drilling	$110,958	$124,779	(11.1)

Pressure Pumping	12,219	14,041	(13.0)

Other	63	115	(45.2)

	$123,240	$138,935	(11.3)

      The decrease in direct operating costs (excluding depreciation and amortization) in the land drilling and pressure pumping business segments correlates with the decrease in revenue in the respective business segment.

      Selling, general and administrative expenses decreased $.6 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to actions taken to streamline operations during the third quarter of 1998 and the first quarter of 1999. These actions included the relocation of certain accounting functions from Oklahoma City to the Company’s corporate headquarters in Houston and personnel changes. The Company also reduced its number of operating units from nine, which included eight regional operating units and one unit that focused on deep drilling in various U.S. markets, to seven regional operating units.

      Provisions for bad debts decreased $.6 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to improved collection efforts.

      The other charges (income) for the years ended December 31, 1999 and 1998 include charges as a result of the streamlining of certain contract drilling operations and changes to the accounting and administrative functions as well as gains from the sale of long-lived assets. Included in the December 31, 1999 other charges (income) is a $2.8 million gain realized as a result of the sale of land drilling assets in 1999. The assets sold consisted of UTI’s drilling presence in the Appalachian Basin.

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

      Income taxes decreased $5.7 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to a taxable loss in 1999 compared to taxable income in 1998. UTI’s effective tax rate for the year ended December 31, 1999 was 14.0%. UTI’s effective tax rate for the year ended December 31, 1998 was 40.0%. The effective tax rate in each year varies from the statutory rate primarily for two reasons:

•	goodwill amortization associated with acquisitions that is nondeductible for tax purposes

•	state income taxes payable in states where a taxable loss was not incurred

Comparison of Years Ended 1998 and 1997

      Revenues by business segment for the years ended December 31, 1998 and 1997 are as follows:

	Years
	Ended December 31,		%
			Increase
	1998	1997	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$162,600	$161,265	0.8

Pressure Pumping	23,365	20,923	11.7

Other	192	249	(22.9)

	$186,157	$182,437	2.0

      Land drilling revenues remained flat as a result of depressed market conditions despite revenue generated from recent acquisitions. These depressed market conditions resulted in:

•	lower utilization rates

•	lower dayrates and prices received on footage and turnkey contracts

      However, these factors were offset by additional revenues from rigs acquired during 1997 and 1998. Acquisitions completed during the year ended December 31, 1998 and 1997 generated an additional $19.7 million of revenue in the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase in pressure pumping revenue resulted from an increase in pressure pumping jobs and related rates. UTI’s pressure pumping operations were not as adversely affected by declining oil and natural gas prices as UTI’s land drilling operations.

      Direct operating costs, excluding depreciation and amortization, by business segment for the years ended December 31, 1998 and 1997 are as follows:

	Years
	Ended December 31,		%
			Increase
	1998	1997	(Decrease)

	(in thousands)
Direct Operating Costs (excluding depreciation and amortization):

Land Drilling	$124,779	$124,780	(0.0)

Pressure Pumping	14,041	12,615	11.3

Other	115	104	10.6

	$138,935	$137,499	1.0

      The percentage increase in direct operating costs (excluding depreciation and amortization) in the land drilling and pressure pumping business segments corresponds with the percentage increase in revenues from the respective business segment.

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

      Included in the other charges (income) for the year ended December 31, 1998 was $.8 million as a result of the streamlining of certain contract drilling operations and changes to the accounting and administrative functions. The other charges (income) also includes gains on the sale of long-lived assets.

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

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137) which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. UTI plans to adopt SFAS 133 no later than January 1, 2001. The change is not expected to have a significant effect on UTI’s financial statements.

Risks Associated with Forward-Looking Statements

      From time to time, UTI may make certain statements that contain “forward-looking” information. Forward looking statements speak to the future. The following words and similar expressions are intended to identify such forward-looking statements:

•	anticipate

•	believe

•	could

•	estimate

•	expect

•	intend

•	may

•	plan

•	predict

•	project

•	will

      Forward-looking statements may be made by management both orally or in writing. Written forward-looking statements may appear

•	in press releases

•	as part of the “Business”, “Properties” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in this report

•	in UTI’s other filings with the Securities and Exchange Commission

      UTI believes that the expectations reflected in these forward-looking statements are reasonable. However, UTI cannot give any assurance that such expectations will materialize. These forward-looking statements are subject to:

•	risks

•	uncertainties

•	assumptions

      If any of these risks or uncertainties materialize, actual results of current and future operations may not be as expected. Therefore, readers should not place undue certainty on these forward-looking statements. These forward-looking statements speak only as of their dates.

      Among the factors that will directly affect UTI’s results of operations and the contract drilling service industry are:

•	changes in the price of oil and natural gas

•	the volatility of the contract drilling service industry

•	UTI’s ability to successfully integrate recent acquisitions

•	presence of competitors with greater financial resources

•	labor shortages

•	contractual risk associated with turnkey and footage contracts

•	operating risks inherent in the contract drilling service industry, such as blowouts, explosions, sour gas, well fires and spills

•	domestic and world-wide political stability and economic growth

•	risks associated with UTI’s successful execution of internal operating plans

•	regulatory uncertainties

•	legal proceedings

•	drill pipe shortages

•	exposure to environmental liabilities

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements of UTI meeting the requirements of Regulation S-X (except Section 210.3-05 and Article 11 thereof) are included on pages F-1 through F-28 hereof.

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

_______________________

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

      Kenneth N. Berns - Mr. Berns has served as a director of UTI since May 24, 1995. Mr. Berns has been an executive employee of Remy Investors since 1994. From 1990 through 1994, Mr. Berns was employed by affiliated real estate development and management companies, including Ridge Properties, Ltd., Ridge Development, Ltd. and Spound Company. Prior to 1990, Mr. Berns was a senior manager of Spicer & Oppenheim and a Vice President of Cantor Fitzgerald Financial Corporation. Mr. Berns is the sole stockholder of RD Management, Inc., which was the General Partner of Ridge Properties, Ltd. Mr. Berns is a Certified Public Accountant and holds a Bachelors Degree in Business Administration from San Diego State University and a Masters Degree in Taxation from Golden Gate University.

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

      Terry H. Hunt - Mr. Hunt served as Senior Vice President — Strategic Planning of PPL Corporation, an international electricity and natural gas supplier, from October 1998 to March 2000 following the merger of Penn Fuel Gas, Inc. into PPL. Mr. Hunt served as the President and Chief Executive Officer of Penn Fuel Gas, Inc. a natural gas and propane distribution company from 1992 to April 1999. From 1989 to 1992, Mr. Hunt was President and Chairman of Carnegie Natural Gas Company, a natural gas distribution and transportation company and of Apollo Gas Company, a natural gas distributor. From 1984 through 1988, he served as Vice President of Delhi Gas Pipeline Corporation, an intrastate pipeline company. Mr. Hunt holds a Bachelor of Engineering degree from the University of Saskatchewan, Canada and a M.B.A. from Southern Methodist University.

      Nadine C. Smith - Prior to April 2000, Ms. Smith was President and Chief Executive Officer of Enidan Capital Corp., an investment company that makes equity investments in public and privately held companies. Previously, Ms. Smith was an investment banker and principal with NC Smith & Co. and The First Boston Corporation and a management consultant with McKinsey & Co. Ms. Smith is a director of American Retirement Corporation, Aegis Asset Management and American Southwest Holdings. Ms. Smith earned a bachelors degree in economics from Smith College and a masters degree in business from Yale University.

      Robert B. Spears - Since 1989, Mr. Spears has served as the Chairman and Vice President, Business Development of Spears & Associates, Inc., a firm which he founded in 1965. Spears & Associates is a leading research-based consulting firm to the oil and natural gas industry worldwide.

      John E. Vollmer III - Mr. Vollmer joined UTI in July 1998 and serves as Senior Vice President and Chief Financial Officer. Mr. Vollmer was a financial consultant from October 1997 until joining UTI in 1998. From 1992 until October 1997, Mr. Vollmer served in a variety of capacities at Blockbuster Entertainment, including Senior Vice President-Finance and Chief Financial Officer of Blockbuster Entertainment’s Music Division. Mr. Vollmer is a Certified Public Accountant and holds a B. A. in Accounting from Michigan State University.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information concerning compensation for 1999, 1998 and 1997 earned by or paid to (collectively, the “Named Executive Officers”):

•	UTI’s Chief Executive Officer

•	UTI’s other executive officers whose total annual salary and bonus exceeded $100,000 in 1999

•	each employee for whom disclosure would be required except for the fact that such individual was not serving as an executive officer of UTI as of December 31, 1999

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards

						Securities
				Other Annual	Restricted	Underlying	All Other
				Compensation	Stock	Options	Compensation
Name and Principal Position	Year	Salary $	Bonus $	(1)$	Award(s)	SARs(#)	(3)$

Vaughn E. Drum	1999	170,040	25,000	—	—	90,000	3,270

President and Chief	1998	170,040	200,000	—	—	12,500 (4)	3,229

Executive Officer	1997	156,350	115,681	—	—	42,500	5,959

Mark S. Siegel	1999	100,000	—	—	—	85,000	—

Chairman of the Board	1998	100,000	—	—	—	385,000 (4)	—

	1997	—	—	—	—	550,000	—

John E. Vollmer III(5)

Senior Vice President,	1999	150,000	25,000	—	—	100,000	2,140

Treasurer and Chief	1998	63,462	26,250	8,615 (2)	—	125,000	—

Financial Officer	1997	—	—	—	—	—	—

(1)	The aggregate amounts of perquisites and other personal benefits, securities or property is less than 10% of each executive officer’s combined annual salary and bonus during the applicable year.

(2)	Relates to consultant services provided prior to employment.

(3)	Amounts set forth for 1999, 1998 and 1997 reflect UTI’s contributions or other allocations to defined contribution plans.

(4)	In August 1998, the Board of Directors of UTI approved the repricing of options to purchase an aggregate of 743,375 shares granted to employees of UTI during 1998 and 1997. Pursuant to such action, Messrs. Drum and Siegel had options to purchase 12,500 and 385,000 shares of common stock, respectively, which were repriced and are included in this table as new grants during 1998 although new options were not actually granted as a result of such repricing.

(5)	Mr. Vollmer became an officer of UTI in July 1998.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
					Annual Rates of
					Stock Price
	Number of	% of Total			Appreciation for
	Securities	Options/SARs			Option Term
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Vaughn E. Drum	85,000	13.71%	9.8125	4/25/09	524,357	1,329,281

Mark S. Siegel	90,000	14.52%	9.8125	4/25/09	555,393	1,407,474

John E. Vollmer III	100,000	16.13%	9.8125	4/25/09	617,103	1,563,860

      The following table sets forth information concerning stock options exercised in 1999 and stock options unexercised at December 31, 1999 for the Named Executive Officers:

AGGREGATED OPTION/SAR EXERCISES IN 1999
AND VALUE TABLE AT DECEMBER 31, 1999

	Shares		Number of Unexercised	Value of Unexercised
	Acquired	Value	Options/SARs at	In-the-money Options/SARs
	on	Realized	December 31, 1999	at December 31, 1999
Name	Exercise	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Vaughn E. Drum	100,000	347,613	184,460/85,000	$3,543,188/$1,099,688

Mark S. Siegel	—	—	416,667/223,333	$5,639,308/$2,881,042

John E. Vollmer III	—	—	33,333/191,667	$429,167/$2,473,958

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

Name of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Ownership		of Class

Other Beneficial Owners:

REMY Capital Partners III, L.P.

1801 Century Park East, Suite 1111

Los Angeles, CA 90067	3,514,762	(1)	19.0%

REMY Investors & Consultants, Incorporated 1801 Century Park East, Suite 1111

Los Angeles, CA 90067	3,580,762	(1)	19.3%

Directors and Named Executive Officers:

Mark S. Siegel	4,037,762	(1)	21.2%

Vaughn E. Drum	287,316	(2)	1.5%

Kenneth N. Berns	95,333	(3)	*

Curtis W. Huff	11,250	(4)	*

Terry H. Hunt	14,250	(4)	*

Nadine C. Smith	13,250	(4)	*

Robert B. Spears	13,350	(4)	*

John E. Vollmer III	65,416	(2)	*

(All directors and executive officers as a group — 9 persons)	4,541,177	(5)	23.6%

* indicates less than 1.0%

(1)	The common stock beneficially owned by Remy Investors, which is the General Partner of Remy, includes the 3,514,762 shares of common stock owned by Remy as well as presently exercisable options held by Remy Investors to purchase 66,000 shares of common stock. The common stock beneficially owned by Mr. Siegel, who is the President and sole stockholder of Remy Investors, includes the 3,580,762 shares of common stock and warrants beneficially owned by Remy Investors as well as presently exercisable options held by Mr. Siegel to purchase 457,000 shares of common stock, but does not include 183,000 shares underlying stock options held by Mr. Siegel, which options are not presently exercisable within sixty days.

(2)	Includes shares underlying presently exercisable stock options held by Mr. Drum to purchase 60,916 shares and presently exercisable stock options held by Mr. Vollmer to purchase 65,416 shares. Does not include shares underlying stock options held by Mr. Drum to purchase 66,584 shares and stock options held by Mr. Vollmer to purchase 159,584 shares that are not presently exercisable and will not become exercisable within sixty days.

(3)	Represents presently exercisable warrants and options owned by Mr. Berns to purchase 95,333 shares. Does not include 61,667 shares underlying options that are not presently exercisable within 60 days and does not include shares of common stock or warrants beneficially owned by Remy Investors by whom Mr. Berns is employed. Mr. Berns disclaims beneficial ownership of such shares and warrants beneficially owned by Remy Investors.

(4)	Includes presently exercisable options owned by Messrs. Huff, Hunt and Spears and Ms. Smith to purchase 11,250 shares. Does not include 3,750 shares underlying stock options held by Messrs. Huff, Hunt and Spears and Ms. Smith that are not presently exercisable and will not become exercisable within sixty days.

(5)	Includes presently exercisable options to purchase 792,915 shares of common stock. Does not include options to purchase 497,585 shares owned by such individuals that are not exercisable within 60 days.

Except as stated herein, UTI is not aware of any arrangements which may result in a change in control of UTI and each stockholder has sole voting and investment power with respect to UTI’s common stock included in the above table.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with Remy Capital Partners III, L.P.’s (“Remy”) acquisition of its ownership interest in UTI in March 1995, Remy succeeded to a registration rights agreement with UTI which provides Remy with the right to require UTI to use its best efforts to register shares held by Remy under the Securities Act. In the event that such rights are exercised in connection with a primary offering proposed by UTI (or a secondary offering with which UTI agrees to participate), Remy would bear its pro rata share of the costs of the offering, other than legal, accounting and printing costs which UTI shall bear. In the event that Remy elected to exercise such rights other than in connection with an offering proposed by UTI, Remy will bear all costs of the offering. These rights continue so long as Remy continues to own the common stock that it acquired. The right to a demand registration may be exercised three times.

      Mr. Mark S. Siegel, Chairman of UTI, is President and sole stockholder of Remy Investors, which is the General Partner of Remy. Kenneth N. Berns, a director and employee of UTI, is an executive employee of Remy Investors.

      Mr. Curtis W. Huff, a director of UTI, is Executive Vice President, Chief Financial Officer, General Counsel and Secretary of Weatherford International, Inc., one of UTI’s vendors. UTI purchased $2.2 million of supplies, materials and drill pipe from Weatherford during 1999, and owed $1.2 million to Weatherford or wholly-owned subsidiaries of Weatherford as of December 31, 1999. UTI believes that the terms of these transactions were at least as favorable to UTI as those that could have been obtained from unrelated third parties through arms-length negotiations.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or do not apply and therefore have been omitted.

      (3) The following Exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Title or Description

3.1	-	Restated Certificate of Incorporation of UTI (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).

3.2	-	Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).

3.3	-	Amendment to Restated Certificate of Incorporation (incorporated by reference to UTI’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.4	-	Amendment to Restated Certificate of Incorporation, dated August 28, 1997 (incorporated by reference to Exhibit 3.4 to UTI’s Registration Statement on Form S-3 (No. 333-35109)).

3.5	-	By-laws of UTI, as amended (incorporated by reference to Exhibit 3.3 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.6	-	Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

3.7	-	Certificate of Designation, Powers, Preferences and Rights of Series I Preferred Stock, dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

3.8	-	Form of Right Certificate (incorporated by reference to Exhibit 4.3 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

4.1	-	See Exhibit No. 3.1 through 3.8 for provisions of the Restated Certificate of Incorporation and amended By-laws of UTI defining the rights of the holders of Common Stock.

4.2	-	Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).

4.3	-	Registration Rights Agreement with Bear Stearns & Co. Inc., dated March 25, 1994, as assigned to Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).

4.4	-	Stock Option Agreement, dated December 19, 1995, between UTI and Remy Consultants Incorporated (incorporated by reference to Exhibit 2 to UTI’s Amendment No. 1 to Schedule 13D dated August 8, 1996).

Exhibit
Number	Title or Description

4.5(1)	-	Amended and Restated UTI Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 4.6 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.6	-	Note Purchase Agreement, dated April 11, 1997, by and among FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC (incorporated by reference to Schedule 13D relating to UTI filed on April 22, 1997 by Canpartners Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis, Joshua S. Friedman and R. Christian B. Evensen).

4.7	-	Note, dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated and Panther Drilling, Inc. to Canpartners Investments IV, LLC (incorporated by reference to Exhibit 10.5 to UTI’s Current Report on Form 8-K dated April 11, 1997).

4.8	-	Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland Drilling Company, Ltd. (incorporated by reference to Exhibit 10.1 to UTI’s Current Report on Form 8-K dated April 11, 1997).

4.9(1)	-	Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.18 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.10(1)	-	Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.11(1)	-	Amendment No. 1 to the Amended and Restated 1997 Long-Term Incentive Plan adopted by the Board of Directors on April 26, 1999 (incorporated by reference to Exhibit 4.11 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.12	-	Form of Warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

4.13	-	Form of Warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

Exhibit
Number	Title or Description

4.14	-	Form of Note Payable, in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

4.15	-	Loan and Security Agreement, dated November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers (incorporated by reference to Exhibit 4.15 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.1	-	For additional material contracts see Exhibits 4.3 through 4.15.

10.2(1)	-	Amended and Restated Employment Agreement with Vaughn E. Drum, dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to UTI’s Current Report on Form 8-K dated January 27, 1997).

10.3	-	Agreement and Plan of Merger, dated April 26, 1999, by and between UTI Energy Corp. and Norton Drilling Services, Inc. (incorporated by reference to Exhibit 2.1 to UTI’s Current Report on Form 8-K dated July 26, 1999).

21.1	-	List of subsidiaries of UTI (incorporated by reference to Exhibit 21.1 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

23.1(2)	-	Consent of Ernst & Young LLP.

27.1	-	Financial Data Schedule (incorporated by reference to Exhibit 4.15 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

(1)	Management contract or compensatory plan, identified as required by Item 14(a)(3) of Form 10-K.

(2)	Filed herewith as part of this Form 10-K.

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

/s/ Ernst & Young LLP

Houston, Texas
February 11, 2000

UTI ENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	1999	1998

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$7,547	$10,337

Accounts receivable, net of allowance for doubtful accounts of $3,143 in 1999 and $1,919 in 1998	33,522	25,485

Federal income tax receivables	5,043	3,200

Materials and supplies	748	887

Deferred income taxes	1,762	1,954

Prepaid expenses	1,487	4,648

	50,109	46,511

PROPERTY AND EQUIPMENT

Land	1,224	1,224

Buildings and improvements	3,538	3,324

Machinery and equipment	244,657	202,698

Oil and natural gas working interests	1,856	1,943

Construction in process	376	2,729

	251,651	211,918

Less accumulated depreciation and amortization	62,807	47,070

	188,844	164,848

GOODWILL, less accumulated amortization of $3,616 in 1999 and $2,086 in 1998	19,261	20,791

OTHER ASSETS	2,368	1,871

	$260,582	$234,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$19,672	$17,649

Accrued payroll and related costs	4,536	2,387

Accrued health insurance	1,058	1,284

Other accrued expenses	3,948	2,599

	29,214	23,919

LONG-TERM DEBT	32,196	31,721

DEFERRED INCOME TAXES	41,668	33,579

OTHER LIABILITIES	472	656

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value, 5,000 shares authorized, 0 shares issued or outstanding in 1999 and 1998	—	—

Common Stock, $.001 par value, 50,000 shares authorized, 18,432 shares issued and 17,829 outstanding in 1999, 16,612 shares issued and 16,009 outstanding in 1998	18	17

Additional capital	144,312	128,825

Retained earnings	22,707	25,309

Treasury Stock, 603 shares in 1999 and 1998, at cost	(10,005)	(10,005)

	157,032	144,146

	$260,582	$234,021

See accompanying notes.

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	1999	1998	1997

REVENUES	$155,775	$186,157	$182,437

COSTS AND EXPENSES

Direct operating costs (excluding depreciation and amortization)	123,240	138,935	137,499

Selling, general and administrative	10,170	10,781	10,011

Provisions for bad debts	548	1,143	623

Other charges (income)	(2,861)	206	(774)

Depreciation and amortization	24,122	19,529	11,075

	155,219	170,594	158,434

OPERATING INCOME	556	15,563	24,003

OTHER INCOME (EXPENSE)

Interest expense	(4,168)	(3,815)	(4,330)

Interest income	602	1,084	689

Other, net	(17)	271	(228)

	(3,583)	(2,460)	(3,869)

INCOME (LOSS) BEFORE INCOME TAXES	(3,027)	13,103	20,134

INCOME TAXES	(425)	5,235	7,609

NET INCOME (LOSS)	$(2,602)	$7,868	$12,525

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.15)	$0.49	$0.96

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.15)	$0.47	$0.83

AVERAGE COMMON SHARES OUTSTANDING

Basic	16,992	16,070	13,083

Diluted	16,992	16,795	15,069

See accompanying notes.

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Restricted
					Stock Plan
	Number	Par	Additional	Retained	Unearned	Treasury
	of Shares	$.001	Capital	Earnings	Compensation	Stock	Total

Balance at December 31, 1996	10,807	$11	$17,870	$4,916	$(101)	$—	$22,696

Net income	—	—	—	12,525	—	—	12,525

Issuance of Common Stock	2,836	3	84,528	—	—	—	84,531

Warrants issued	—	—	1,410	—	—	—	1,410

Exercise of warrants	1,911	2	13,773	—	—	—	13,775

Exercise of options	593	—	2,627	—	—	—	2,627

Vesting of restricted stock plan	—	—	—	—	56	—	56

Balance at December 31, 1997	16,147	16	120,208	17,441	(45)	—	137,620

Net income	—	—	—	7,868	—	—	7,868

Redemption of Redeemable Stock	—	1	6,701	—	—	(6,702)	—

Warrants issued	—	—	411	—	—	—	411

Exercise of options	156	—	1,505	—	—	—	1,505

Purchase of Treasury Stock	(294)	—	—	—	—	(3,303)	(3,303)

Vesting of restricted stock plan	—	—	—	—	45	—	45

Balance at December 31, 1998	16,009	17	128,825	25,309	—	(10,005)	144,146

Net loss	—	—	—	(2,602)	—	—	(2,602)

Issuance of Common Stock	1,298	1	13,264	—	—	—	13,265

Exercise of options	522	—	2,223	—	—	—	2,223

Balance at December 31, 1999	17,829	$18	$144,312	$22,707	$—	$(10,005)	$157,032

See accompanying notes.

UTI ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,602)	$7,868	$12,525

Adjustments to reconcile net income to net cash provided by operations

Depreciation	21,924	17,630	10,410

Amortization	2,198	1,899	665

Deferred income taxes	2,208	2,549	1,012

Amortization of debt discount	475	475	402

Stock compensation expense	—	45	56

Provisions for bad debts	282	1,104	510

Gain on disposal of fixed assets	(3,121)	(579)	(774)

Change in operating assets and liabilities, net of effect of businesses acquired

Receivables and prepaids	(4,079)	5,445	(16,670)

Materials and supplies	(109)	477	(489)

Accounts payable and accruals	(1,556)	(2,622)	16,357

Other	(1,220)	(2,723)	217

Net cash provided by operating activities	14,400	31,568	24,221

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(9,444)	(37,429)	(18,356)

Acquisitions, net of cash	(7,540)	(34,300)	(36,847)

Net proceeds from disposition	4,935	—	—

Proceeds from sale of property and equipment	1,286	1,530	1,373

Net cash used by investing activities	(10,763)	(70,199)	(53,830)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt	—	—	58,900

Repayments of long-term debt	(7,951)	(52)	(52,559)

Repurchased stock	—	(10,005)	—

Proceeds from issuance of Common Stock	1,524	678	81,045

Net cash provided (used) by financing activities	(6,427)	(9,379)	87,386

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS	(2,790)	(48,010)	57,777

CASH AND CASH EQUIVALENTS AT BEGINNING

OF YEAR	10,337	58,347	570

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,547	$10,337	$58,347

See accompanying notes.

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

UTI Energy Corp. is a leading provider of onshore contract drilling services to companies that explore for and produce oil and natural gas. UTI was incorporated in Delaware and commenced its current business on December 31, 1986. UTI operates one of the largest fleets of drilling rigs used to drill oil and natural gas wells on land in the United States. A drilling rig includes the structure, power source and machinery necessary to allow a drill bit to penetrate rock to a depth desired by the customer. UTI’s drilling rigs operate in the oil and natural gas producing basins of Texas, Oklahoma, New Mexico and Wyoming. As of December 31, 1999, UTI’s fleet consisted of 125 land drilling rigs. UTI also provides pressure pumping services in the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas or other desired substances from the well. Cementing is the process of inserting material between the hole and the pipe to center and stabilize the pipe in the hole.

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

Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts. Any gains or losses are included in results of operations. Depreciation is determined by the straight-line method over the estimated useful lives of the related assets which are as follows:

• buildings—30 years

• building improvements—7-10 years

• machinery and equipment—2-15 years

Oil and Natural Gas Working Interests

UTI accounts for its oil and natural gas operations under the successful efforts method of accounting. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and natural gas reserves and all developments costs are capitalized. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense as incurred. The capitalized costs are depreciated, depleted and amortized on the units-of-production method, based on estimates of recoverable proved developed oil and natural gas reserves of each respective field.

Goodwill

The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 15 years. UTI’s management periodically assesses recorded goodwill, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the assets acquired compared to the carrying amount of those assets. Management believes that there have been no events or circumstances which affect the recoverability of its recorded goodwill.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137), which is effective for fiscal years beginning after June 15, 2001, and requires all derivatives to be recognized at fair value on the balance sheet. UTI plans to adopt SFAS 133 no later than January 1, 2001. The change is not expected to have a significant effect on UTI’s financial statements.

Reclassifications

Certain items in the prior years’ financial statements have been reclassified to conform with the presentation in the current year.

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS

(a) Quarles Drilling Corporation

On January 27, 1997, UTI acquired the land drilling assets of Quarles Drilling Corporation for $16.2 million. This $16.2 million consisted of $8.1 million in cash and approximately .7 million shares of UTI’s common stock. The stock was valued at $8.1 million or $11.04 per share based on the average price of UTI’s common stock shortly before and after the acquisition was announced. The acquisition was accounted for using the purchase method. Quarles’ operating results since January 27, 1997 have been consolidated with the operating results of UTI. The acquired assets consisted of nine land drilling rigs, drilling equipment, rig components and other equipment used in Quarles’ land drilling business. The fair market value of the assets acquired were estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$16,651

Goodwill	—

Liabilities Assumed	(451)

Purchase Price	$16,200

(b) Southland Drilling Company

On April 11, 1997, UTI acquired the land drilling operations of Southland Drilling Company Ltd. for approximately $27.1 million in cash and a five-year warrant to purchase 300,000 shares of UTI’s common stock at an exercise price of $16.00 per share. Warrants to purchase 105,000 shares of UTI’s common stock were exercised in 1997. The remaining warrants were unexercised at December 31, 1999. The acquisition was accounted for using the purchase method. Southland’s operating results since April 11, 1997 have been consolidated with the operating results of UTI. The acquired assets consisted of nine land drilling rigs, drilling equipment, rig components and other equipment used in Southland’s land drilling business. The fair market value of the assets acquired were estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$17,219

Goodwill	10,139

Liabilities Assumed	(201)

Purchase Price	$27,157

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

(c) J.S.M. & Associates, Inc.

On September 11, 1997, UTI acquired all of the capital stock of J.S.M. & Associates, Inc. for approximately .6 million shares of UTI’s common stock and $2.6 million in cash. The stock was valued at $16.1 million or $26.00 per share based on the average price of UTI’s common stock shortly before and after the acquisition was announced. Approximately .3 million shares of the .6 million shares were redeemable and were redeemed on January 6, 1998. The acquisition was accounted for using the purchase method of accounting. JSM’s operating results since September 11, 1997 have been consolidated with the operating results of UTI. JSM’s assets included seven land drilling rigs, drilling equipment and approximately $1.0 million in net working capital. The fair market value of the assets acquired were estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$14,314

Goodwill	9,131

Other Assets Assumed, net	324

Deferred Taxes	(5,183)

Purchase Price	$18,586

(d) Peterson Drilling Company

On April 9, 1998, UTI acquired Peterson Drilling Company for a total purchase price of $20.4 million in cash. The acquisition has been accounted for under the purchase method of accounting. Peterson’s operating results since April 9, 1998 have been consolidated with the operating results of UTI. Peterson’s assets included eight land drilling rigs, drilling equipment and approximately $4.5 million in net working capital. The fair market value of the assets acquired were estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$20,318

Goodwill	3,607

Other Assets Assumed, net	3,835

Deferred Taxes	(7,360)

Purchase Price	$20,400

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

(e) LaMunyon Drilling Corporation

On June 24, 1998, UTI acquired the land drilling assets of LaMunyon Drilling Corporation for $12.2 million in cash. The acquisition has been accounted for using the purchase method of accounting. LaMunyon’s operating results since June 24, 1998 have been consolidated with the operating results of UTI. The acquired assets consisted of five land drilling rigs, drilling equipment, rolling stock and other assets used in LaMunyon’s land drilling business. The fair market value of the drilling rigs and related equipment was estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$12,560

Goodwill	—

Liabilities Assumed	(360)

Purchase Price	$12,200

(f) Suits Enterprises, Inc.

On July 31, 1998, UTI acquired Suits Enterprises, Inc. for approximately $11.1 million. This $11.1 million was comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and 100,000 five-year warrants of UTI’s common stock. Warrants to purchase 75,000 shares of UTI’s common stock are exercisable at $26.50 per share and warrants to purchase 25,000 shares of UTI’s common stock are exercisable at $35.00 per share. Using the Black-Scholes valuation model, the warrants were valued at $4.27 and $3.62 per respective warrant. As of December 31, 1999, none of the warrants were exercised. The acquisition has been accounted for using the purchase method of accounting. Suits’ operating results since July 31, 1998 have been consolidated with the operating results of UTI. Suits’ assets included seven land drilling rigs, drilling equipment and rolling stock. The fair market value of the drilling rigs and related equipment was estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$17,856

Goodwill	—

Deferred Taxes	(6,460)

Other Liabilities Assumed, net	(306)

Purchase Price	$11,090

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

(g) Norton Drilling Services, Inc.

On July 27, 1999, UTI acquired Norton Drilling Services, Inc., for approximately 1.3 million shares of UTI’s common stock. The stock was valued at $13.3 million or $10.23 per share based on the average price of UTI’s common stock shortly before and after the acquisition was announced. UTI also repaid approximately $8.0 million of Norton’s existing debt upon the acquisition. The acquisition has been accounted for under the purchase method of accounting. Norton’s operating results since July 27, 1999 have been consolidated with the operating results of UTI. Norton’s assets included sixteen land drilling rigs, drilling equipment and rolling stock. The fair market value of the drilling rigs and related equipment was estimated and the purchase price was allocated as follows (in thousands).

Property and Equipment	$31,381

Goodwill	—

Deferred Taxes	(6,073)

Long-Term Debt Assumed	(7,951)

Other Liabilities Assumed, net	(4,073)

Purchase Price	$13,284

(h) Schneider Drilling Corporation

On December 14, 1999, UTI acquired the land drilling assets of Schneider Drilling Corporation for $7.5 million in cash. The acquisition has been accounted for under the purchase method of accounting. Schneider’s operating results since December 14, 1999 have been consolidated with the operating results of UTI. Schneider’s assets included three land drilling rigs, major components for two additional land drilling rigs and drilling equipment. The fair market value of the drilling rigs and related equipment was allocated as follows (in thousands):

Property and Equipment	$7,712

Goodwill	—

Other Liabilities Assumed	(212)

Purchase Price	$7,500

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LONG-TERM DEBT

UTI’s long-term debt at December 31, 1999 and 1998 consisted of the following:

	December 31,

	1999	1998

	(in thousands)
Subordinated notes	$25,000	$25,000

Promissory notes	7,790	7,790

	32,790	32,790

Less: unamortized discount	594	1,069

	$32,196	$31,721

Subordinated Notes

On April 11, 1997, UTI issued $25.0 million principal amount of 12.0% subordinated notes due 2001. The proceeds of the note were $24.5 million after discount. The subordinated notes were issued along with seven-year warrants to purchase 1.2 million shares of UTI’s common stock at an exercise price of $10.83 per share. UTI assigned a value of $1.4 million to the warrants issued. UTI is amortizing the cost of the warrants to interest expense over the life of the borrowing. The subordinated notes contain various affirmative and negative covenants customary in such private placements, including restrictions on:

• additional indebtedness

• dividends

• distributions

• other restricted payments

In addition to the subordinated note borrowing, UTI also borrowed $34.4 million from a financial institution during 1997 primarily to finance acquisitions which was subsequently repaid in 1997 with proceeds from the issuance of common stock.

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

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

UTI’s operations are subject to the many hazards inherent in the onshore drilling industry, such as blowouts, explosions, sour gas, well fires and spills. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Although UTI maintains insurance protection as management deems appropriate, such insurance coverage may not provide sufficient funds to protect UTI from all liabilities that could result from its operations. Also claims will be subject to various retentions and deductibles. While UTI has generally been able to obtain some degree of contractual indemnification from its customers in most of its dayrate drilling contracts, no such indemnification is typically available for footage or dayrate contracts. The indemnity agreements require the customers to hold UTI harmless in the event of loss of production or reservoir damage. This contractual indemnification may not be supported by adequate insurance maintained by the customer.

UTI’s operations routinely involve the handling of various materials, including hazardous materials. UTI may be exposed to liability under numerous state and federal environmental laws, rules and regulations, including dealing with hazardous materials. In addition, environmental laws and regulations including The Comprehensive Environmental Response, Compensation and Liability Act (also known as the “Superfund Law”), may impose strict liability whereby UTI could be liable for clean-up costs, even if the situation resulted from previous conduct of UTI that was lawful at the time conducted or from improper conduct of or conditions caused by previous property owners or other persons not associated with UTI. UTI maintains insurance coverage against some environmental liabilities including pollution caused by sudden and accidental oil spills.

Management believes it has adequately reserved for these contingencies. Management is of the opinion that the outcome of known and potential claims will not have a material adverse effect on UTI’s operations.

6. OTHER CHARGES (INCOME)

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

In March 1999, UTI sold certain land drilling assets of International Petroleum Service Company, its wholly owned subsidiary, to an unrelated party for $5.6 million. A pre-tax gain of $2.8 million was realized as a result of the sale. Included in the sale were:

• five land drilling rigs

• related support equipment

• rolling stock

• spare parts and supplies

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES

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

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

The difference between tax expense computed at the federal income tax rate of 35% for 1999, 1998 and 1997 and actual tax expense is as follows:

	Years Ended December 31,

	1999	1998	1997

	(in thousands)
Taxes applied to pre-tax income	$(1,059)	$4,586	$7,047

State income tax	211	204	595

Change in statutory tax rate	—	—	435

Permanent differences, principally nondeductible expenses	423	588	38

Change in valuation allowance	—	—	(232)

Other	—	(143)	(274)

	$(425)	$5,235	$7,609

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	1999	1998	1997

	(in thousands, except per share amounts)
Numerator:

Net income (loss)	$(2,602)	$7,868	$12,525

Denominator:

Denominator for basic earnings per share — weighted-average shares	16,992	16,070	13,083

Effect of dilutive securities:

Stock options	—	649	1,286

Warrants	—	76	676

Other	—	—	24

Dilutive potential common shares	—	725	1,986

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	16,992	16,795	15,069

Basic earnings (loss) per share	$(0.15)	$0.49	$0.96

Diluted earnings (loss) per share	$(0.15)	$0.47	$0.83

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EARNINGS PER SHARE (Continued)

Options to purchase 530,000 shares of UTI’s common stock and warrants to purchase 147,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for 1999 as the effect would have been antidilutive due to the net loss for the year.

9. RELATED-PARTY TRANSACTIONS

A director of UTI is an officer of one of UTI’s vendors. UTI purchased $2.2 million of supplies, materials and drill pipe from that vendor during 1999. UTI owed that vendor $1.2 million at December 31, 1999.

UTI has employment contracts with certain of its executive officers.

10. SUPPLEMENTAL CASH FLOW INFORMATION

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

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. WARRANTS

The following warrants to purchase UTI common stock were outstanding at December 31, 1999:

Related	Number of	Exercise	Expiration
Event	Shares	Price	Date

Subordinated Notes	480,000	$10.83	April 11, 2004

Southland Acquisition	195,000	16.00	April 11, 2002

Suits Acquisition	100,000	26.50-35.00	July 31, 2003

Norton Acquisition	36,264	9.50-14.82	February 24, 2004 and

			April 1, 2002

12. STOCK PLANS

UTI has authorized options to purchase UTI common stock under the following stock plans:

		Options
		Available for
Plan Name	Authorized Options	Future Grants

1993 Non-Qualified Stock Option Plan	1,459,800	0

Remy Investors Stock Option Agreement	360,000	0

Non-Employee Director Stock Option Plan	300,000	217,500

1996 Employee Stock Option Plan	900,000	92,300

1997 Long-Term Incentive Plan	1,500,000	370,250

Norton 1997 Stock Option Plan	106,825	0

Other pertinent data related to the stock option plans are as follows:

Plan Name	Vesting	Term

1993 Non-Qualified Stock Option Plan	5 years	5 years

Remy Investors Stock Option Agreement	Immediate	5 years

Non-Employee Director Stock Option Plan	1 year	5 years

1996 Employee Stock Option Plan	1 - 5 years	5 - 10 years

1997 Long-Term Incentive Plan	1 - 5 years	5 - 10 years

Norton 1997 Stock Option Plan	3 years	10 years

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK PLANS (Continued)

On August 12, 1998, certain of the options under the 1996 Employee Stock Option Plan and the 1997 Long-Term Incentive Plan were repriced. The original exercise prices of $11.38, $13.94, $16.25, $20.00 and $31.63 were repriced to $9.88 (the fair market value on the date of repricing). The repricing did not have an effect on UTI’s results of operations or future accounting for the plan.

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

In February 1999, UTI adopted a Rights Plan which provided for the distribution by UTI of one preferred stock purchase right for each outstanding share of common stock to holders of record of common stock at the close of business on March 10, 1999. The Rights Plan provided that UTI shall issue one Right with each share of common stock prior to the earliest of the following:

• the date the rights first become exercisable, known as the distribution date of the rights

• the date of redemption of the rights

• February 26, 2009, which is the expiration date of the rights

Until such time that the rights become exercisable, the rights will be evidenced by the certificates representing the shares of common stock and may only be traded with such shares. Each right, once exercisable, will entitle the registered holder to purchase from UTI one one-thousandth of a share of UTI’s Series I Preferred Stock, par value $.01 per share, at a price of $42.50 per one one-thousandth of a share, subject to adjustments.

The rights become exercisable only if, without the prior consent of UTI, the following occurs:

• a person or group of associated or related persons acquire, or obtain the right to acquire, 15% or more of the voting power of all outstanding common stock of UTI, or

• any person or group of related persons makes a tender offer or exchange offer which could result in such person or group owning beneficially 15% or more of the voting power of all outstanding common stock of UTI

13. DEFINED CONTRIBUTION PLANS

UTI maintains defined contribution plans for the benefit of its employees. Prior to January 1, 2000, employees were eligible to participate upon reaching 21 years of age and completion of one year of service with 1,000 or more active work hours. Effective January 1, 2000, employees are eligible to participate after one hour of service without regard to their age. UTI matches $.50 for each dollar contributed by the employee up to 4% of the employee’s total annual compensation. UTI may make an additional discretionary contribution. The following table shows the matching that UTI made for the last three years:

1999	1998	1997

$289,000	$298,000	$396,000

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS

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

The other category in the segment breakdown is attributable to investments in oil and natural gas properties. This segment has not met the quantitative thresholds for determining reportable segments. There are no intersegment sales and transfers.

	Years Ended December 31,

	1999	1998	1997

	(in thousands)
Revenues:

Land Drilling	$134,870	$162,600	$161,265

Pressure Pumping	20,721	23,365	20,923

Other	184	192	249

	$155,775	$186,157	$182,437

Selling, General and Administrative:

Land Drilling	$2,818	$3,767	$4,206

Pressure Pumping	3,457	3,216	2,945

Other	—	—	—

	6,275	6,983	7,151

Corporate	3,895	3,798	2,860

	$10,170	$10,781	$10,011

Operating Income:

Land Drilling(1)	$(1,953)	$13,915	$21,499

Pressure Pumping(1)	3,662	5,098	4,540

Other(1)	39	19	91

	1,748	19,032	26,130

Corporate	(4,053)	(3,263)	(2,901)

Other Charges (Income)	2,861	(206)	774

	$556	$15,563	$24,003

Depreciation and Amortization:

Land Drilling	$22,490	$18,350	$10,252

Pressure Pumping	1,391	1,043	728

Other	82	58	54

	23,963	19,451	11,034

Corporate	159	78	41

	$24,122	$19,529	$11,075

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

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

Quarterly financial information for the years ended December 31, 1999, 1998 and 1997 is as follows:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

	(in thousands, except per share amounts)
1999

Revenues	$32,536	$28,884	$42,396	$51,959	$155,775

Gross Profit(1)	795	95	3,040	4,483	8,413

Net Income (Loss)	(256)	(2,928)	(355)	937	(2,602)

Earnings (Deficit) Per Share(2)

Basic	(0.02)	(0.18)	(0.02)	0.05	(0.15)

Diluted	(0.02)	(0.18)	(0.02)	0.05	(0.15)

1998

Revenues	$48,317	$48,403	$48,690	$40,747	$186,157

Gross Profit(1)	9,126	8,535	7,371	2,661	27,693

Net Income (Loss)	3,547	3,102	1,624	(405)	7,868

Earnings (Deficit) Per Share(2)

Basic	0.22	0.19	0.10	(0.03)	0.49

Diluted	0.21	0.18	0.10	(0.03)	0.47

1997

Revenues	$34,368	$42,440	$50,310	$55,319	$182,437

Gross Profit(1)	5,205	6,709	9,978	11,971	33,863

Net Income	1,844	1,777	3,894	5,010	12,525

Earnings Per Share(2)

Basic	0.16	0.15	0.31	0.30	0.96

Diluted	0.14	0.13	0.26	0.28	0.83

(1)	Gross profit represents revenues minus direct operating costs and depreciation and amortization and excludes provisions for bad debts, other charges (income), and selling, general and administrative expenses.

(2)	Earnings (deficit) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

UTI ENERGY CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions(1)

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Acquisition			at End of
Description	of Period	Expenses	Costs	Deductions		Period

	(in thousands)
Year Ended December 31, 1999

Deducted from asset accounts:

Allowance for doubtful accounts	$1,919	$548	$942	$266	(2)	$3,143

Year Ended December 31, 1998

Deducted from asset accounts:

Allowance for doubtful accounts	$815	$1,143	$—	$39	(2)	$1,919

Year Ended December 31, 1997

Deducted from asset accounts:

Allowance for doubtful accounts	$305	$623	$—	$113	(2)	$815

(1)	Net of recoveries.

(2)	Uncollectible accounts written off.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UTI has duly caused this report to be signed on its behalf by the undersigned, who has been duly authorized.

UTI ENERGY CORP

By: /s/ Vaughn E. Drum Vaughn E. Drum, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Mark S. Siegel Mark S. Siegel	Chairman and Director	October 10, 2000

/s/ Vaughn E. Drum Vaughn E. Drum	President, Chief Executive Officer and Director	October 10, 2000

/s/ John E. Vollmer III John E. Vollmer III	Senior Vice President, Treasurer and Chief Financial Officer	October 10, 2000

/s/ Bruce Sauers Bruce Sauers	Vice President and Chief Accounting Officer	October 10, 2000

*/s/ Kenneth N. Berns Kenneth N. Berns	Director	October 10, 2000

*/s/ Curtis W. Huff Curtis W. Huff	Director	October 10, 2000

/s/ Terry H. Hunt Terry H. Hunt	Director	October 10, 2000

Nadine C. Smith	Director

*/s/ Robert B. Spears Robert B. Spears	Director	October 10, 2000

*By /s/ John E. Vollmer III John E. Vollmer III Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
Number	Title or Description

3.1	-	Restated Certificate of Incorporation of UTI (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).

3.2	-	Amendment to Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).

3.3	-	Amendment to Restated Certificate of Incorporation (incorporated by reference to UTI’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.4	-	Amendment to Restated Certificate of Incorporation, dated August 28, 1997 (incorporated by reference to Exhibit 3.4 to UTI’s Registration Statement on Form S-3 (No. 333-35109)).

3.5	-	By-laws of UTI, as amended (incorporated by reference to Exhibit 3.3 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.6	-	Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

3.7	-	Certificate of Designation, Powers, Preferences and Rights of Series I Preferred Stock, dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

3.8	-	Form of Right Certificate (incorporated by reference to Exhibit 4.3 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

4.1	-	See Exhibit No. 3.1 through 3.8 for provisions of the Restated Certificate of Incorporation and amended By-laws of UTI defining the rights of the holders of Common Stock.

4.2	-	Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).

4.3	-	Registration Rights Agreement with Bear Stearns & Co. Inc., dated March 25, 1994, as assigned to Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).

4.4	-	Stock Option Agreement, dated December 19, 1995, between UTI and Remy Consultants Incorporated (incorporated by reference to Exhibit 2 to UTI’s Amendment No. 1 to Schedule 13D dated August 8, 1996).

Exhibit
Number	Title or Description

4.5(1)	-	Amended and Restated UTI Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 4.6 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.6	-	Note Purchase Agreement, dated April 11, 1997, by and among FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated, Panther Drilling, Inc. and Canpartners Investments IV, LLC (incorporated by reference to Schedule 13D relating to UTI filed on April 22, 1997 by Canpartners Investments IV, LLC, Canpartners Incorporated, Mitchell R. Julis, Joshua S. Friedman and R. Christian B. Evensen).

4.7	-	Note, dated April 11, 1997, payable by FWA Drilling Company, Inc., International Petroleum Service Company, Triad Drilling Company, Universal Well Services, Inc., USC, Incorporated and Panther Drilling, Inc. to Canpartners Investments IV, LLC (incorporated by reference to Exhibit 10.5 to UTI’s Current Report on Form 8-K dated April 11, 1997).

4.8	-	Warrant Agreement, dated April 11, 1997, by and between UTI Energy Corp. and Southland Drilling Company, Ltd. (incorporated by reference to Exhibit 10.1 to UTI’s Current Report on Form 8-K dated April 11, 1997).

4.9(1)	-	Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.18 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.10(1)	-	Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.11(1)	-	Amendment No. 1 to the Amended and Restated 1997 Long-Term Incentive Plan adopted by the Board of Directors on April 26, 1999 (incorporated by reference to Exhibit 4.11 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.12	-	Form of Warrant to purchase an aggregate of 75,000 shares of Common Stock at $26.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

4.13	-	Form of Warrant to purchase an aggregate of 25,000 shares of Common Stock at $35.00 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

Exhibit
Number	Title or Description

4.14	-	Form of Note Payable, in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

4.15	-	Loan and Security Agreement, dated November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers (incorporated by reference to Exhibit 4.15 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.1	-	For additional material contracts see Exhibits 4.3 through 4.15.

10.2(1)	-	Amended and Restated Employment Agreement with Vaughn E. Drum, dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to UTI’s Current Report on Form 8-K dated January 27, 1997).

10.3	-	Agreement and Plan of Merger, dated April 26, 1999, by and between UTI Energy Corp. and Norton Drilling Services, Inc. (incorporated by reference to Exhibit 2.1 to UTI’s Current Report on Form 8-K dated July 26, 1999).

21.1	-	List of subsidiaries of UTI.

23.1(2)	-	Consent of Ernst & Young LLP.

27.1	-	Financial Data Schedule (incorporated by reference to Exhibit 4.15 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

(1)	Management contract or compensatory plan, identified as required by Item 14(a)(3) of Form 10-K.

(2)	Filed herewith as part of this Form 10-K.