Form 10-Q/A
period 2000-06-30
UTI ENERGY CORP
filed 2000-10-11
CIK 912899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment to Application or Report
Amendment No. 1

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

18,528,797 shares of Common Stock at July 26, 2000.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	3

	Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 2000 and 1999	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	25

	Signatures	26

PART I    FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

UTI ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,125	$7,547

Accounts receivable, net of allowance for doubtful accounts accounts of $2,956 in 2000 and $3,143 in 1999	37,987	33,522

Federal income tax receivables	5,822	5,043

Materials and supplies	742	748

Deferred income taxes	2,002	1,762

Prepaid expenses	1,983	1,487

	51,661	50,109

PROPERTY AND EQUIPMENT

Land	1,225	1,224

Buildings and improvements	3,571	3,538

Machinery and equipment	281,328	244,657

Oil and natural gas working interests	1,571	1,856

Construction in process	4,570	376

	292,265	251,651

Less accumulated depreciation and amortization	74,237	62,807

	218,028	188,844

GOODWILL, less accumulated amortization of $4,380 in 2000 and $3,616 in 1999	18,497	19,261

OTHER ASSETS	2,104	2,368

	$290,290	$260,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$21,902	$19,672

Accrued payroll and related costs	4,112	4,536

Accrued health insurance	1,052	1,058

Other accrued expenses	3,663	3,948

	30,729	29,214

LONG-TERM DEBT	55,000	32,196

DEFERRED INCOME TAXES	41,285	41,668

OTHER LIABILITIES	397	472

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common Stock, $.001 par value, 50,000 shares authorized, 19,132 issued and 18,529 outstanding in 2000, 18,432 shares issued and 17,829 outstanding in 1999	19	18

Additional capital	148,860	144,312

Retained earnings	23,756	22,707

Equity adjustments from foreign currency translation	249	—

Treasury Stock, 603 shares in 2000 and 1999, at cost	(10,005)	(10,005)

	162,879	157,032

	$290,290	$260,582

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

REVENUES	$55,585	$28,884	$109,858	$61,420

COSTS AND EXPENSES

Direct operating costs (excluding depreciation and amortization)	43,839	23,016	87,278	48,923

Selling, general and administrative	2,812	2,534	5,593	5,258

Provisions for bad debts	—	256	—	548

Other income	(201)	(42)	(296)	(2,679)

Depreciation and amortization	6,654	5,773	13,285	11,607

	53,104	31,537	105,860	63,657

OPERATING INCOME (LOSS)	2,481	(2,653)	3,998	(2,237)

OTHER INCOME (EXPENSE) Interest expense	(1,457)	(1,031)	(2,665)	(2,059)

Interest income	134	196	279	322

Other, net	64	(168)	100	(110)

	(1,259)	(1,003)	(2,286)	(1,847)

INCOME (LOSS) BEFORE INCOME TAXES	1,222	(3,656)	1,712	(4,084)

INCOME TAXES	477	(728)	663	(900)

NET INCOME (LOSS)	$745	$(2,928)	$1,049	$(3,184)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$.04	$(0.18)	$.06	$(0.19)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.04	$(0.18)	$.05	$(0.19)

AVERAGE COMMON SHARES OUTSTANDING

Basic	18,509	16,496	18,284	16,353

Diluted	19,411	16,496	19,314	16,353

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months
	Ended June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,049	$(3,184)

Adjustments to reconcile net income (loss) to net cash provided by operations

Depreciation	12,186	10,508

Amortization	1,099	1,099

Deferred income taxes	(623)	24

Amortization of debt discount	238	238

Provisions for bad debts	(37)	546

Gain on disposal of fixed assets	(296)	(2,939)

Changes in operating assets and liabilities, net of effect of businesses acquired Receivables and prepaids	(2,959)	3,670

Materials and supplies	6	11

Accounts payable and accruals	1,616	(5,949)

Other	(146)	21

Net cash provided by operating activities	12,133	4,045

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(9,813)	(3,213)

Acquisitions	(31,174)	—

Net proceeds from disposition	—	4,935

Proceeds from sale of property and equipment	391	615

Net cash provided (used) by investing activities	(40,596)	2,337

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt	24,316	—

Repayments of long-term debt	(1,750)	—

Proceeds from exercise of stock options	1,702	1,238

Net cash provided by financing activities	24,268	1,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,195)	7,620

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(227)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,547	10,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,125	$17,957

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

Asset Swap

On May 15, 2000, UTI, in a nonmonetary exchange of similar productive assets, acquired a drilling rig in exchange for certain drilling rig components and drill pipe with a net book value of approximately $970,000. No gain or loss was recognized on this transaction.

Phelps Drilling International Ltd.

On May 5, 2000, UTI acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million in cash. Phelps’ assets and operations are located in the Canadian provinces of Alberta, Saskatchewan and British Columbia. The acquisition has been accounted for under the purchase method of accounting. Phelps’ operating results since May 5, 2000 have been consolidated with the operating results of UTI. The acquired assets consisted of 14 land drilling rigs, drilling equipment and other equipment used in Phelps’ land drilling business. The fair market value of the drilling rigs and related equipment was estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$30,902

Goodwill	0

Liabilities Assumed	(1,215)

Purchase Price	$29,687

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

2.	ACQUISITIONS (Continued)

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

Property and Equipment	$7,712

Goodwill	0

Liabilities Assumed	(212)

Purchase Price	$7,500

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

Property and Equipment	$31,381

Goodwill	0

Deferred Taxes	(6,073)

Long-Term Debt Assumed	(7,951)

Other Liabilities Assumed, net	(4,073)

Purchase Price	$13,284

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

3.	DISPOSITIONS

In March 1999, UTI sold certain land drilling assets of International Petroleum Service Company, its wholly owned subsidiary, to an unrelated party for $5.6 million. A pre-tax gain of $2.8 million was realized as a result of the sale and is recorded in other income before operating income. Included in the sale were:

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

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

5.	CONTINGENCIES (Continued)

UTI’s operations are subject to the many hazards inherent in the onshore drilling industry, such as blowouts, explosions, sour gas, well fires and spills. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Although UTI maintains insurance protection as management deems appropriate, such insurance coverage may not provide sufficient funds to protect UTI from all liabilities that could result from its operations. Also, claims will be subject to various retentions and deductibles. While UTI has generally been able to obtain some degree of contractual indemnification from its customers in most of its dayrate drilling contracts, no such indemnification is typically available for footage or turnkey contracts. The indemnity agreements require the customers to hold UTI harmless in the event of loss of production or reservoir damage. This contractual indemnification may not be supported by adequate insurance maintained by the customer.

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

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

		(in thousands, except per share amounts)
Numerator:

Net income (loss)	$745	$(2,928)	$1,049	$(3,184)

Denominator:

Denominator for basic earnings per share share — weighted-average shares	18,509	16,496	18,284	16,353

Effect of dilutive securities:

Stock options	845	—	845	—

Warrants	57	—	185	—

Dilutive potential common shares	902	—	1,030	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	19,411	16,496	19,314	16,353

Basic earnings (loss) per share	$.04	$(0.18)	$.06	$(0.19)

Diluted earnings (loss) per share	$.04	$(0.18)	$.05	$(0.19)

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

During the six months ended June 30, 2000, certain warrant holders executed a net exercise of their warrants. As a result of these transactions, a total of 663,000 warrants were converted into 389,638 shares of UTI common stock. The net exercises were determined based on the trading value of UTI’s common stock for a period of days shortly before the exercise. Warrants to purchase 480,000 shares of UTI’s common stock at an exercise price of $10.83 per share were converted into UTI common stock based on an average trading price of $28.58 per share. Warrants to purchase 183,000 shares of UTI’s common stock at an exercise price of $16.00 per share were converted into UTI common stock based on an average trading price of $32.00 per share. No other consideration was given in either transaction.

The following warrants to purchase UTI common stock were outstanding at June 30, 2000:

Related	Number of	Exercise	Expiration
Event	Shares	Price	Date

Southland Acquisition Suits Acquisition Norton Acquisition	12,000 100,000 36,264	$16.00 26.50-35.00 9.50-14.82	April 11, 2002 July 31, 2003 February 24, 2004 and April 1, 2002

8.	COMPREHENSIVE INCOME

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

		(in thousands)
Revenues:

Land Drilling	$51,990	$25,289	$102,034	$52,861

Pressure Pumping	3,562	3,552	7,742	8,479

Other	33	43	82	80

	$55,585	$28,884	$109,858	$61,420

Selling, General and Administrative:

Land Drilling	$1,044	$687	$1,826	$1,569

Pressure Pumping	708	830	1,566	1,739

Other	—	—	—	—

	1,752	1,517	3,392	3,308

Corporate	1,060	1,017	2,201	1,950

	$2,812	$2,534	$5,593	$5,258

Operating Income (Loss):

Land Drilling(1)	$3,530	$(1,776)	$5,976	$(3,636)

Pressure Pumping(1)	(94)	120	86	736

Other(1)	1	11	24	19

	3,437	(1,645)	6,086	(2,881)

Corporate	(1,157)	(1,050)	(2,384)	(2,035)

Other Income	201	42	296	2,679

	$2,481	$(2,653)	$3,998	$(2,237)

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

9.	INDUSTRY SEGMENT INFORMATION (Continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

		(in thousands)
Depreciation and Amortization:

Land Drilling	$6,135	$5,402	$12,264	$10,846

Pressure Pumping	399	321	803	643

Other	23	18	35	33

	6,557	5,741	13,102	11,522

Corporate	97	32	183	85

	$6,654	$5,773	$13,285	$11,607

Acquisitions of Property and Equipment:

Land Drilling	$5,396	$1,903	$9,369	$2,238

Pressure Pumping	144	303	398	967

Other	12	—	12	—

	5,552	2,206	9,779	3,205

Corporate	25	8	34	8

	$5,577	$2,214	$9,813	$3,213

	June 30,	December 31,
	2000	1999

Segment Assets:

Land Drilling	$261,937	$233,341

Pressure Pumping	13,618	16,399

Other	295	318

	275,850	250,058

Corporate	14,440	10,524

	$290,290	$260,582

(1)	Operating income (loss) is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, other income (expense) or income taxes.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

9.	INDUSTRY SEGMENT INFORMATION (Continued)

The following tables set forth financial information with respect to UTI’s operations by geographic area:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

		(in thousands)
Revenues:

United States	$53,945	$28,884	$108,218	$61,420

Canada	1,640	—	1,640	—

	$55,585	$28,884	$109,858	$61,420

	June 30,	December 31,
	2000	1999

Long-Term Assets:

United States	$207,086	$210,473

Canada	31,543	—

	$238,629	$210,473

Goodwill:

United States	$18,497	$19,261

Canada	—	—

	$18,497	$19,261

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      UTI Energy Corp. is a leading provider of onshore contract drilling services to companies that explore for and produce oil and natural gas. UTI operates one of the largest fleets of drilling rigs used to drill oil and natural gas wells on land in North America. A drilling rig includes the structure, power source and machinery necessary to allow a drill bit to penetrate rock to a depth desired by the customer. UTI’s drilling rigs operate in the oil and natural gas producing basins of:

•	Colorado	•	Utah
•	Texas	•	Wyoming
•	Louisiana	•	Alberta, Canada
•	Oklahoma	•	Saskatchewan, Canada
•	New Mexico	•	British Columbia, Canada

      UTI has a fleet of 140 land drilling rigs. UTI also provides pressure pumping services in the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas or other desired substances from the well. Cementing is the process of inserting material between the hole wall and the pipe to center and stabilize the pipe in the hole.

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

      Beginning in 1998 and continuing into 1999, UTI and the United States land drilling industry experienced significant declines in demand and pricing for services. The depressed market conditions caused UTI’s rig fleet utilization to decrease from 72% in 1997 to 55% in 1998 and to 43% in 1999. Utilization rates are calculated by dividing the operating days by the total available days including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review.

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

      On May 5, 2000, UTI acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million. Phelps’ assets are located in the Canadian provinces of Alberta, Saskatchewan and British Columbia and include 14 land drilling rigs. The acquisition provided UTI with an operating base to enter the Canadian market.

Results of Operations

      UTI believes the number of land rigs actively drilling in the United States indicates the overall strength of the United States oilfield service industry. Without giving effect to acquisitions, variations in UTI’s operations generally follow trends in the United States rig count.

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

	(dollars in thousands)
Contract Drilling:

Revenues	$51,990	$25,289	$102,034	$52,861

Direct operating costs (excluding depreciation and amortization)	$41,281	$20,721	$81,968	$43,527

Selling, general and administrative	$1,044	$687	$1,826	$1,569

Depreciation and amortization	$6,135	$5,402	$12,264	$10,846

Operating days(2)	6,975	3,396	13,602	6,683

Average revenue per operating day	$7.454	$7.447	$7.501	$7.910

Average direct operating costs (excluding depreciation and amortization) per operating day	$5.918	$6.102	$6.026	$6.513

Average margin per operating day(3)	$1.536	$1.345	$1.475	$1.397

Average U.S. land rig count	705	411	670	417

Number of owned rigs at end of period	140	104	140	104

Average number of rigs owned during period	134	104	130	106

Average rigs operating	77	37	75	37

Rig utilization percentage(4)	57%	36%	58%	35%

Capital expenditures	$5,396	$1,903	$9,369	$2,238

Capital expenditures per operating day	$0.774	$0.560	$0.689	$0.335

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

	(dollars in thousands)
Pressure Pumping:

Revenues	$3,562	$3,552	$7,742	$8,479

Direct operating costs (excluding depreciation and amortization)	$2,549	$2,282	$5,287	$5,369

Selling, general and administrative	$708	$830	$1,566	$1,739

Depreciation and amortization	$399	$321	$803	$643

Total jobs	612	463	1,265	1,154

Average revenue per job	5.820	7.672	6.120	7.347

Average direct operating costs (excluding depreciation and amortization) per job	4.165	4.929	4.179	4.653

Average margin per job(3)	1.655	2.743	1.941	2.694

Capital expenditures	$144	$303	$398	$967

Other and Corporate:

Revenues	$33	$43	$82	$80

Direct operating costs (excluding depreciation and amortization)	$9	$13	$23	$27

Selling, general and administrative	$1,060	$1,017	$2,201	$1,950

Depreciation and amortization	$120	$50	$218	$118

Capital expenditures	$37	$8	$46	$8

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Average margin represents average revenues minus average direct operating costs and excludes provisions for bad debts, other charges, depreciation and amortization and selling, general and administrative expenses.

(4)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the six months ended June 30, 2000, the utilization rate of UTI’s rigs, excluding stacked rigs, was 66%.

Comparison of Three Months Ended June 30, 2000 and 1999

      Revenues by business segment for the three months ended June 30, 2000 and 1999 are as follows:

	Three Months
	Ended June 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$51,990	$25,289	105.6

Pressure Pumping	3,562	3,552	0.3

Other	33	43	(23.3)

	$55,585	$28,884	92.4

      Land drilling revenues increased for the three months ended June 30, 2000 as a result of improved market conditions from the three months ended June 30, 1999 which resulted in improved utilization rates. Land drilling revenue also increased due to several acquisitions completed after June 30, 1999.

      Direct operating costs, excluding depreciation and amortization, by business segment for the three months ended June 30, 2000 and 1999 are as follows:

	Three Months
	Ended June 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Direct Operating Costs (excluding depreciation and amortization):

Land Drilling	$41,281	$20,721	99.2

Pressure Pumping	2,549	2,282	11.7

Other	9	13	(30.8)

	$43,839	$23,016	90.5

      The percentage increase in land drilling’s direct operating costs (excluding depreciation and amortization) correlates to the percentage increase in land drilling’s revenues. The percentage increase in pressure pumping’s direct operating costs (excluding depreciation and amortization) is higher than the percentage increase in pressure pumping revenues due to the mix of jobs performed.

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

      Land drilling revenues increased for the six months ended June 30, 2000 as improved market conditions resulted in improved utilization rates. Land drilling revenue also increased due to several acquisitions completed after June 30, 1999. The decrease in pressure pumping revenue is a result of weather conditions which have limited activity in the Appalachian Basin during the six months ended June 30, 2000

      Direct operating costs, excluding depreciation and amortization, by business segment for the six months ended June 30, 2000 and 1999 are as follows:

	Six Months
	Ended June 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Direct Operating Costs (excluding depreciation and amortization):

Land Drilling	$81,968	$43,527	88.3

Pressure Pumping	5,287	5,369	(1.5)

Other	23	27	(14.8)

	$87,278	$48,923	78.4

      The percentage increase in direct operating costs (excluding depreciation and amortization) for land drilling correlates to the percentage increase in land drilling revenues.

      Provisions for bad debts decreased $.5 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This was primarily due to improved market conditions.

      The other income of $2.7 million for the six months ended June 30, 1999 was related to the gains associated with the sale of long lived assets offset by a series of actions taken to improve efficiency, increase productivity and make UTI more competitive in the marketplace. The actions included the reduction of regional operating offices from seven to four and the reduction of UTI’s administrative staff by twenty-six individuals. A pre-tax gain of $2.8 million was realized from the sale of certain land drilling assets of International Petroleum Service Company, a wholly owned subsidiary of UTI, operated in the Appalachian Basin.

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

      Subordinated Notes. On April 11, 1997, UTI issued $25.0 million principal amount of 12% subordinated notes. These subordinated notes come due 2001. The subordinated notes were issued at a 2.0% discount along with seven-year warrants to purchase 1.2 million shares of UTI’s common stock at an exercise price of $10.83 per share. The subordinated notes contain various affirmative and negative covenants customary in such private placements, including restrictions on additional indebtedness, dividends, distributions and other payments.

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

Risks Associated with Forward-Looking Statements

      From time to time, UTI may make certain statements that contain “forward-looking” information. Forward-looking statements speak to the future. The following words and similar expressions are intended to identify forward-looking statements:

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number		Title or Description

3.1	-	Restated Certificate of Incorporation of UTI Energy Corp. dated July 25, 2000. (Incorporated by reference to UTI’s registration statement on Form S-3 (No. 333-42576)).

10.1	-	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., 584022 Alberta Ltd., the major shareholders of 584022 Alberta Ltd. and Phelps Drilling Ltd. (Incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 2000).

10.2	-	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., Phelps Drilling International Ltd., the shareholders of 592655 Alberta Ltd. and Phelps Drilling Ltd. (Incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 2000).

10.3	-	Asset Purchase Agreement dated March 24, 2000 by and among UTI Energy Corp., 700392 Alberta Ltd., the major shareholders of 700392 Alberta Ltd. and Phelps Drilling Ltd. (Incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 2000).

10.4	-	First Amendment dated as of May 2, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers. (Incorporated by reference to UTI’s registration statement on Form S-3 (No. 333-42576)).

10.5	-	Second Amendment dated as of May 8, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and SUITS Drilling Company as Borrowers. (Incorporated by reference to UTI’s registration statement on Form S-3 (No. 333-42576)).

27.1	-	Financial Data Schedule. (Incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 2000).

(b) Reports on 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, UTI has duly caused this report to be signed on its behalf by the undersigned, who have been duly authorized.

UTI ENERGY CORP.

Signature	Title	Date

/s/ John E. Vollmer III John E. Vollmer III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	October 10, 2000

/s/ Bruce Sauers Bruce Sauers	Vice President and Corporate Controller (Principal Accounting Officer)	October 10, 2000