Form 10-Q
period 2000-09-30
UTI ENERGY CORP
filed 2000-10-24
CIK 912899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

37,090,664 shares of Common Stock as of October 19, 2000.

PART I    FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

UTI ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)
(in thousands)

	September 30,	December 31,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,589	$7,547

Accounts receivable, net of allowance for doubtful accounts accounts of $2,719 in 2000 and $3,143 in 1999	46,626	33,522

Federal income tax receivables	1,512	5,043

Material and supplies	751	748

Deferred income taxes	2,270	1,762

Prepaid expenses and other	2,604	1,487

	57,352	50,109

PROPERTY AND EQUIPMENT

Land	1,150	1,224

Buildings and improvements	3,477	3,538

Machinery and equipment	286,312	244,657

Oil and natural gas working interests	1,562	1,856

Construction in process	16,420	376

	308,921	251,651

Less accumulated depreciation and amortization	80,790	62,807

	228,131	188,844

GOODWILL, less accumulated amortization of $4,762 in 2000 and $3,616 in 1999	18,115	19,261

OTHER ASSETS	1,746	2,368

	$305,344	$260,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$27,517	$19,672

Accrued payroll and related costs	5,237	4,536

Accrued workers compensation	2,598	871

Other accrued expenses	4,781	4,135

	40,133	29,214

LONG-TERM DEBT	59,000	32,196

DEFERRED INCOME TAXES	39,365	41,668

OTHER LIABILITIES	397	472

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value, 0 shares issued or outstanding in 2000 and 1999	—	—
Common Stock, $.001 par value, 100,000 (50,000 prior to July 26, 2000) shares authorized, 38,296 issued and 37,090 outstanding in 2000, 36,864 shares issued and 35,658 outstanding in 1999	38	37

Additional capital	148,886	144,293

Retained earnings	27,654	22,707

Equity adjustments from foreign currency translation	(124)	—

Treasury Stock, 1,206 shares in 2000 and 1999, at cost	(10,005)	(10,005)

	166,449	157,032

	$305,344	$260,582

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

REVENUES	$72,331	$42,396	$182,189	$103,816

COSTS AND EXPENSES

Direct operating costs (excluding depreciation and amortization)	54,055	33,263	141,333	82,186

Selling, general and administrative	3,066	2,541	8,659	7,799

Provisions for bad debts	—	—	—	548

Other income	(188)	(5)	(484)	(2,684)

Depreciation and amortization	7,406	6,093	20,691	17,700

	64,339	41,892	170,199	105,549

OPERATING INCOME (LOSS)	7,992	504	11,990	(1,733)

OTHER INCOME (EXPENSE)
Interest expense	(1,337)	(1,031)	(4,002)	(3,090)

Interest income	68	139	347	461

Other, net	38	33	138	(77)

	(1,231)	(859)	(3,517)	(2,706)

INCOME (LOSS) BEFORE INCOME TAXES	6,761	(355)	8,473	(4,439)

INCOME TAXES	2,534	—	3,197	(900)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	4,227	(355)	5,276	(3,539)

EXTRAORDINARY ITEM, net of tax of $197	(329)	—	(329)	—

NET INCOME (LOSS)	$3,898	$(355)	$4,947	$(3,539)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$.11	$(0.01)	$.13	$(0.11)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.10	$(0.01)	$.13	$(0.11)

AVERAGE COMMON SHARES OUTSTANDING

Basic	37,069	34,884	36,734	33,432

Diluted	38,893	34,884	38,716	33,432

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months
	Ended September 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$4,947	$(3,539)

Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	19,043	16,051

Amortization	1,648	1,649

Deferred income taxes	(2,815)	442

Amortization of debt discount	594	357

Provisions for bad debts	(344)	412

Gain on disposal of fixed assets	(484)	(2,944)

Changes in operating assets and liabilities, net of effect of businesses acquired Receivables and prepaids	(10,384)	(1,939)

Materials and supplies	(3)	(14)

Accounts payable and accruals	13,816	(2,410)

Other	44	(110)

Net cash provided by operating activities	26,062	7,955

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(19,814)	(4,913)

Acquisitions	(38,824)	217

Net proceeds from disposition	—	4,935

Proceeds from sale of property and equipment	917	711

Net cash provided (used) by investing activities	(57,721)	950

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt	55,266	—

Repayments of long-term debt	(29,056)	(7,951)

Proceeds from exercise of stock options	1,721	1,371

Net cash provided (used) by financing activities	27,931	(6,580)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,728)	2,325

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(230)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,547	10,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,589	$12,662

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in UTI’s Annual Report on Form 10-K for the year ended December 31, 1999 and UTI’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2000.

Property and Equipment

UTI capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For the three and nine months ended September 30, 2000, UTI capitalized approximately $.1 million of interest in connection with various capital projects. Prior to the current quarter, capitalized interest was not significant.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of UTI’s operations except for UTI’s Canadian operations which uses the Canadian dollar as the functional currency. The effects of exchange rate changes are reflected as a separate component of shareholders’ equity.

Reclassifications

Certain items in the prior period’s financial statements have been reclassified to conform with the presentation in the current period.

2. ACQUISITIONS

Asset Acquisitions

In September 2000, UTI acquired four drilling rigs for approximately $7.7 million in cash.

Asset Swap

On May 15, 2000, UTI, in a nonmonetary exchange of similar productive assets, acquired a drilling rig in exchange for certain drilling rig components and drill pipe with a net book value of approximately $970,000. No gain or loss was recognized on this transaction.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

2. ACQUISITIONS (Continued)

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

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

2. ACQUISITIONS (Continued)

Norton Drilling Services, Inc.

On July 27, 1999, UTI acquired Norton Drilling Services, Inc., for approximately 2.6 million shares of UTI’s common stock. The stock was valued at $13.3 million or $5.12 per share based on the average price of UTI’s common stock shortly before and after the acquisition was announced. UTI also repaid approximately $8.0 million of Norton’s existing debt upon the acquisition. The acquisition has been accounted for under the purchase method of accounting. Norton’s operating results since July 27, 1999 have been consolidated with the operating results of UTI. Norton’s assets included sixteen land drilling rigs, drilling equipment and rolling stock. The fair market value of the drilling rigs and related equipment was estimated and the purchase price was allocated as follows (in thousands):

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

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

4. LONG-TERM DEBT

Under UTI’s $7.8 million promissory notes, a principal payment of $3.5 million was made because the average trading value of UTI’s common stock for thirty consecutive trading days exceeded $15.00 per share on March 9, 2000. The repayments were funded by long-term borrowings under the revolving credit facility.

UTI’s $65.0 million four-year revolving credit facility was increased to $75.0 million during May 2000 and subsequently increased to $90.0 million during October 2000. Other terms of the credit facility remain substantially the same.

UTI repaid its subordinated notes of $25.0 million in August of 2000. The repayment was funded by long-term borrowing under the revolving credit facility. The subordinated notes bore interest at 12.0% while the revolving credit facility bears interest at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%. (The rate at September 30, 2000 was LIBOR plus 1.75%).

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

UTI’s operations are subject to the many hazards inherent in the onshore drilling industry, such as blowouts, explosions, sour gas, well fires and spills. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Although UTI maintains insurance protection as management deems appropriate, such insurance coverage may not provide sufficient funds to protect UTI from all liabilities that could result from its operations. Also, claims will be subject to various retentions and deductibles. While UTI has generally been able to obtain some degree of contractual indemnification from its customers in most of its dayrate drilling contracts, no such indemnification is typically available for footage or turnkey contacts. The indemnity agreements require the customers to hold UTI harmless in the event of loss of production or reservoir damage. This contractual indemnification may not be supported by adequate insurance maintained by the customer.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

5. CONTINGENCIES (Continued)

UTI’s operations routinely involve the handling of various materials, including hazardous materials. UTI may be exposed to liability under numerous state and federal environmental laws, rules and regulations dealing with hazardous materials. In addition, environmental laws and regulations including The Comprehensive Environmental Response, Compensation and Liability Act (also known as the “Superfund Law”), may impose strict liability whereby UTI could be liable for clean-up costs, even if the situation resulted from previous conduct of UTI that was lawful at the time conducted or from improper conduct of or conditions caused by previous property owners or other persons not associated with UTI. UTI maintains insurance coverage against some environmental liabilities including pollution caused by sudden and accidental oil spills.

Management believes it has adequately reserved for these contingencies. Management is of the opinion that the outcome of known and potential claims will not have a material adverse effect on UTI’s operations.

6. SHAREHOLDERS' EQUITY

On September 14, 2000, UTI's Board of Directors authorized a two for one stock split in the form of a stock dividend. The stock dividend was paid on October 3, 2000 to stockholders of record on September 25, 2000. As a result of the stock split, all share and per share data contained herein have been restated to reflect the effect of the two for one stock split.

At UTI's Annual Meeting held on July 26, 2000, the stockholders approved an amendment to UTI's Restated Certificate of Incorporation that increased the number of authorized shares of common stock from 50 million to 100 million. In addition, at the Annual Meeting, the stockholders approved an amendment to the Restated Certificate of Incorporation to eliminate Class A common stock.

At UTI's Board of Directors meeting on July 26, 2000, the board approved a resolution to eliminate series A Preferred Stock and to restate the Certificate of Incorporation.

7. EXTRAORDINARY ITEM

UTI recorded an extraordinary loss of $329,000 after taxes ($.01 per share) as a result of the early retirement of its $25.0 million subordinated notes. The redemption of 12.0% debt was financed with proceeds from the revolving credit facility with interest rates between LIBOR plus 1.75% to LIBOR plus 2.75%. The loss consisted primarily of the write-off of the discount, deferred interest and financing fees.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

	(in thousands, except per share amounts)
Numerator:

Net income (loss)	$3,898	$(355)	$4,947	$(3,539)

Denominator:

Denominator for basic earnings per share share —weighted-average shares	37,069	34,884	36,734	33,432

Effect of dilutive securities:

Warrants	110	—	284	—

Stock Options	1,714	—	1,698	—

Dilutive potential common shares	1,824	—	1,982	—

Denominator for diluted earnings per share —adjusted weighted-average shares and assumed conversions	38,893	34,884	38,716	33,432

Basic earnings (loss) per share	$.11	$(0.01)	$.13	$(0.11)

Diluted earnings (loss) per share	$.10	$(0.01)	$.13	$(0.11)

Options to purchase 1.3 million shares of UTI’s common stock and warrants to purchase 484,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 1999 as the effect would have been antidilutive due to the net loss for the period. Options to purchase 943,000 shares of UTI’s common stock and warrants to purchase 222,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 as the effect would have been antidilutive due to the net loss for the period.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

9. WARRANTS

During the nine months ended September 30, 2000, certain warrant holders executed a net exercise of their warrants. As a result of these transactions, a total of 1,404,750 warrants were converted into 801,240 shares of UTI common stock. The net exercises were determined based on the trading value of UTI’s common stock for a period of days shortly before the exercise. Warrants to purchase 960,000 shares of UTI’s common stock at an exercise price of $5.42 per share were converted into UTI common stock based on an average trading price of $14.29 per share. Warrants to purchase 366,000 shares of UTI’s common stock at an exercise price of $8.00 per share were converted into UTI common stock based on an agreed price of $16.00 per share. Warrants to purchase 78,750 shares of UTI’s common stock at an exercise price of $13.25 per share were converted into UTI common stock based on an agreed price of $18.38 per share. No other consideration was given in any of the transactions.

The following warrants to purchase UTI common stock were outstanding at September 30, 2000:

Related	Number of	Exercise	Expiration
Event	Shares	Price	Date

Southland Acquisition	24,000	$8.00	April 11, 2002

Suits Acquisition	121,250	13.25-17.50	July 31, 2003

Norton Acquisition	72,528	4.75-7.41	February 24, 2004 and

			April 1, 2002

10. COMPREHENSIVE INCOME

For the three month period ended September 30, 2000, comprehensive income net of tax was $3.7 million and for the three month period ended September 30, 1999, comprehensive loss was $.4 million. For the nine month period ended September 30, 2000, comprehensive income net of tax was $4.9 million and for the nine month period ended September 30, 1999, comprehensive loss was $3.5 million.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

11. INDUSTRY SEGMENT INFORMATION

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

	(in thousands)
Revenues:

Land Drilling	$66,137	$36,327	$168,171	$89,188

Pressure Pumping	6,160	6,022	13,902	14,501

Other	34	47	116	127

	$72,331	$42,396	$182,189	$103,816

Selling, General and Administrative:

Land Drilling	$993	$682	$2,819	$2,251

Pressure Pumping	789	874	2,355	2,613

Other	—	—	—	—

	1,782	1,556	5,174	4,864

Corporate	1,284	985	3,485	2,935

	$3,066	$2,541	$8,659	$7,799

Operating Income (Loss):

Land Drilling(1)	$7,882	$99	$13,858	$(3,537)

Pressure Pumping(1)	1,265	1,413	1,351	2,149

Other(1)	4	7	28	26

	9,151	1,519	15,237	(1,362)

Corporate	(1,347)	(1,020)	(3,731)	(3,055)

Other Income	188	5	484	2,684

	$7,992	$504	$11,990	$(1,733)

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

11. INDUSTRY SEGMENT INFORMATION (Continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

	(in thousands)
Depreciation and Amortization:

Land Drilling	$6,935	$5,673	$19,199	$16,519

Pressure Pumping	390	367	1,193	1,010

Other	18	18	53	51

	7,343	6,058	20,445	17,580

Corporate	63	35	246	120

	$7,406	$6,093	$20,691	$17,700

Acquisitions of Property and Equipment:

Land Drilling	$9,097	$906	$18,466	$3,144

Pressure Pumping	894	794	1,292	1,761

Other	—	—	12	—

	9,991	1,700	19,770	4,905

Corporate	10	—	44	8

	$10,001	$1,700	$19,814	$4,913

	September 30,	December 31,
	2000	1999

Segment Assets:

Land Drilling	$285,066	$233,341

Pressure Pumping	14,954	16,399

Other	276	318

	300,296	250,058

Corporate	5,048	10,524

	$305,344	$260,582

(1)	Operating income (loss) is total operating revenues less direct operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, interest income (expense), other income (expense), income taxes or extraordinary item.

UTI ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)

11. INDUSTRY SEGMENT INFORMATION (Continued)

The following tables set forth financial information with respect to UTI’s operations by geographic area:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

	(in thousands)
Revenues:

United States	$67,522	$42,396	$175,740	$103,816

Canada	4,809	—	6,449	—

	$72,331	$42,396	$182,189	$103,816

	September 30,	December 31,
	2000	1999

Long-Term Assets:

United States	$217,514	$210,473

Canada	30,478	—

	$247,992	$210,473

Goodwill:

United States	$18,115	$19,261

Canada	—	—

	$18,115	$19,261

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Overview

      UTI Energy Corp. is a leading provider of onshore contract drilling services to companies that explore for and produce oil and natural gas. UTI operates one of the largest fleets of drilling rigs used to drill oil and natural gas wells on land in North America. A drilling rig includes the structure, power source and machinery necessary to allow a drill bit to penetrate rock to a depth desired by the customer. UTI’s drilling rigs operate in the oil and natural gas producing basins of:

•	Colorado
•	Texas
•	Louisiana
•	Oklahoma
•	New Mexico
•	Utah
•	Wyoming
•	Alberta, Canada
•	Saskatchewan, Canada
•	British Columbia, Canada

      UTI has a fleet of 144 land drilling rigs. UTI also provides pressure pumping services in the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas or other desired substances from the well. Cementing is the process of inserting material between the hole wall and the pipe to center and stabilize the pipe in the hole.

      Beginning in 1995, UTI decided to expand its land drilling operations. Management of UTI made this decision to take advantage of:

•	improving market conditions
•	benefits arising from a consolidation in the land drilling industry

      To effect this strategy, UTI disposed of its oilfield distribution business in September 1995 and embarked on an acquisition program aimed at expanding UTI’s presence in the oil and natural gas producing regions in the United States. Under this strategy, UTI has acquired 126 rigs since 1995. During this same time period, UTI disposed of nine rigs primarily in the Appalachian Basin. Five of the nine rigs disposed of were sold in 1999.

      On May 5, 2000, UTI acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million. Phelps’ assets are located in the Canadian provinces of Alberta, Saskatchewan and British Columbia and include 14 land drilling rigs. The acquisition provided UTI with an operating base to enter the Canadian market. UTI acquired an additional 5 land drilling rigs in the United States during 2000 through three separate transactions, which provide UTI with additional capacity.

      UTI’s results for the three and nine months ended September 30, 2000 reflect a strong improvement in market conditions in the North American land drilling markets resulting from an increase in demand for drilling services. Fleet utilization (based on total rigs owned) was 63% for the three months ended September 30, 2000 compared to 44% for the three months ended September 30, 1999.

      UTI currently expects that its land drilling operations will continue to benefit from improved market conditions and the effects of its recent acquisitions. UTI intends to continue its strategy of growth through acquisitions of rigs and equipment that can be integrated into its fleet and operations and through acquisitions of other drilling contractors that may provide opportunities for expansion of UTI’s markets and services.

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

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

	(dollars in thousands)
Contract Drilling:

Revenues	$66,137	$36,327	$168,171	$89,188

Direct operating costs (excluding depreciation and amortization)	$50,327	$29,874	$132,295	$73,401

Selling, general and administrative	$993	$682	$2,819	$2,251

Depreciation and amortization	$6,935	$5,673	$19,199	$16,519

Operating days(2)	8,172	4,711	21,774	11,394

Average revenue per operating day	$8.09	$7.71	$7.72	$7.83

Average direct operating costs (excluding depreciation and amortization) per operating day	$6.16	$6.34	$6.08	$6.44

Average margin per operating day(3)	$1.93	$1.37	$1.64	$1.39

Average U.S. land rig count	825	543	722	459

Number of owned rigs at end of period	144	120	144	120

Average number of rigs owned during period	141	115	133	109

Average rigs operating	89	51	79	42

Rig utilization percentage(4)	63%	44%	60%	39%

Capital expenditures	$9,097	$906	$18,466	$3,144

Capital expenditures per operating day	$1.11	$.19	$.85	$.28

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

	(dollars in thousands)
Pressure Pumping:

Revenues	$6,160	$6,022	$13,902	$14,501

Direct operating costs (excluding depreciation and amortization)	$3,717	$3,367	$9,004	$8,736

Selling, general and administrative	$789	$874	$2,355	$2,613

Depreciation and amortization	$390	$367	$1,193	$1,010

Total jobs	966	841	2,231	1,995

Average revenue per job	$6.38	$7.16	$6.23	$7.27

Average direct operating costs (excluding depreciation and amortization) per job	$3.85	$4.00	$4.04	$4.38

Average margin per job(3)	$2.53	$3.16	$2.19	$2.89

Capital expenditures	$894	$794	$1,292	$1,761

Other and Corporate:

Revenues	$34	$47	$116	$127

Direct operating costs (excluding depreciation and amortization)	$11	$22	$34	$49

Selling, general and administrative	$1,284	$985	$3,485	$2,935

Depreciation and amortization	$81	$53	$299	$171

Capital expenditures	$10	$—	$56	$8

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Average margin represents average revenues minus average direct operating costs and excludes provisions for bad debts, other charges, depreciation and amortization and selling, general and administrative expenses.

(4)	Utilization rates are calculated by dividing the operating days by the total available days, including stacked rigs. Available days are calculated by multiplying rigs owned by the days in the period under review. For the nine months ended September 30, 2000, the utilization rate of UTI’s rigs, excluding stacked rigs, was 68%.

Comparison of Three Months Ended September 30, 2000 and 1999

      Revenues by business segment for the three months ended September 30, 2000 and 1999 are as follows:

	Three Months
	Ended September 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$66,137	$36,327	82.1

Pressure Pumping	6,160	6,022	2.3

Other	34	47	(27.7)

	$72,331	$42,396	70.6

      Land drilling revenues increased for the three months ended September 30, 2000 from the three months ended September 30, 1999 as a result of improved market conditions which resulted in improved utilization rates and higher average rates. The land drilling revenue increase is also attributable to several acquisitions completed after June 30, 1999.

      Direct operating costs, excluding depreciation and amortization, by business segment for the three months ended September 30, 2000 and 1999 are as follows:

	Three Months
	Ended September 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Direct Operating Costs

(excluding depreciation and amortization):

Land Drilling	$50,327	$29,874	68.5

Pressure Pumping	3,717	3,367	10.4

Other	11	22	(50.0)

	$54,055	$33,263	62.5

      The percentage increase in land drilling’s direct operating costs (excluding depreciation and amortization) is lower than the percentage increase in land drilling’s revenues due to rates increasing more than costs as a result of improved market conditions. The percentage increase in pressure pumping’s direct operating costs (excluding depreciation and amortization) is higher than the percentage increase in pressure pumping revenues due to the mix of jobs performed.

      Selling, general and administrative expenses increased $.5 million during the three months ended September 30, 2000 compared to the three months ended September 30, 1999, primarily due to acquisitions consummated during 2000.

      Depreciation and amortization expense increased $1.3 million during the three months ended September 30, 2000, compared to the three months ended September 30, 1999, primarily due to acquisitions consummated during 2000 and 1999.

      Interest expense increased $.3 million during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. This increase was primarily due to an increase in outstanding debt for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase was partially offset by $.1 million in capitalized interest. Average debt outstanding was $55.1 million during the quarter ended September 30, 2000 compared to $32.0 million for the quarter ended September 30, 1999.

      Income taxes increased $2.5 million during the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999, primarily due to higher taxable income in 2000.

      The extraordinary loss incurred during the quarter ended September 30, 2000 related to the early retirement of the $25.0 million subordinated notes. The early retirement was financed from the proceeds of the revolving credit facility. The loss consisted primarily of the write-off of the discount, deferred interest and financing fees.

Comparison of Nine Months Ended September 30, 2000 and 1999

      Revenues by business segment for the nine months ended September 30, 2000 and 1999 are as follows:

	Nine Months
	Ended September 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$168,171	$89,188	88.6

Pressure Pumping	13,902	14,501	(4.1)

Other	116	127	(8.7)

	$182,189	$103,816	75.5

      Land drilling revenues increased for the nine months ended September 30, 2000 from the nine months ended September 30, 1999 as market conditions resulted in improved utilization rates and higher average rates. Land drilling revenue also increased due to several acquisitions completed after June 30, 1999. The decrease in pressure pumping revenue is a result of weather conditions which have limited activity in the Appalachian Basin during the nine months ended September 30, 2000.

      Direct operating costs (excluding depreciation and amortization) by business segment for the nine months ended September 30, 2000 and 1999 are as follows:

	Nine Months
	Ended September 30,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Direct Operating Costs

(excluding depreciation and amortization):

Land Drilling	$132,295	$73,401	80.2

Pressure Pumping	9,004	8,736	3.1

Other	34	49	(30.6)

	$141,333	$82,186	72.0

      The percentage increase in direct operating costs (excluding depreciation and amortization) for land drilling correlates to the percentage increase in land drilling revenues.

      Selling, general and administrative expenses increased $.9 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, primarily due to acquisitions consummated during 2000 and 1999.

      Provision for bad debts decreased $.5 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This was primarily due to improved market conditions.

      The other income of $2.7 million for the nine months ended September 30, 1999 was related primarily to the gains associated with the sale of long lived assets offset by costs incurred in a series of actions taken to improve efficiency, increase productivity and make UTI more competitive in the marketplace. The actions included the reduction of regional operating offices from seven to four and the reduction of UTI’s administrative staff by twenty-six individuals. A pre-tax gain of $2.8 million was realized from the sale of certain land drilling assets of International Petroleum Service Company, a wholly owned subsidiary of UTI, operated in the Appalachian Basin.

      Depreciation and amortization expense increased $3.0 million during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to acquisitions consummated during 2000 and 1999.

      Interest expense increased $.9 million during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase was primarily due to an increase in outstanding debt for the nine months ended September 30, 2000 compared to the same period of 1999. Average debt outstanding was $43.4 million during the nine months ended September 30, 2000 compared to $31.9 million for the nine months ended September 30, 1999.

      Income taxes increased $4.1 million during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to higher taxable income in 2000.

      The extraordinary loss incurred during the nine months ended September 30, 2000 related to the early retirement of the $25.0 million subordinated notes. The early retirement was financed from the proceeds of the revolving credit facility. The loss consisted primarily of the write-off of the discount, deferred interest and financing fees.

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

      Operations provided net cash of $26.1 million in the first nine months of 2000 and $8.0 million in the first nine months of 1999. UTI used these funds along with available cash balances on hand to fund capital expenditures. Capital expenditures, excluding acquisitions, were $19.8 million for the nine months ended September 30, 2000 and $4.9 million for the nine months ended September 30, 1999.

      UTI had $3.6 million in cash and cash equivalents and borrowings of $54.7 million under the revolving credit facility as of September 30, 2000. This is compared to $7.5 million in cash and cash equivalents and no borrowings under the revolving credit facility as of December 31, 1999.

      Long Term Debt Facilities

      As of September 30, 2000, UTI had outstanding debt of $59.0 million comprised of $54.7 million under the revolving credit facility and $4.3 million of notes associated with an acquisition completed in 1998.

      Revolving Credit Facility. On November 22, 1999, UTI entered into a $65.0 million revolving credit facility. The initial term of the facility is for four years with automatic annual renewals thereafter unless terminated by either party. An early termination fee applies if UTI terminates before the four year anniversary date. The maximum borrowings under this revolving credit facility was increased to $75.0 million in May of 2000 and was increased to $90.0 million in October of 2000. UTI incurs a fee of .375% per annum on the unused facility amount. Under the revolving credit facility, UTI may use up to $10.0 million for letters of credit. The amount used for letters of credit decreases the borrowing base of the facility. At September 30, 2000, UTI has a $2.6 million standby letter of credit issued under the facility. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%. The actual rate charged above LIBOR (1.75% at September 30, 2000) is based on UTI’s trailing twelve-month EBITDA. UTI’s assets secure the facility.

      Subordinated Notes. On April 11, 1997, UTI issued $25.0 million principal amount of 12.0% subordinated notes. These subordinated notes were repaid in full in August of 2000 from borrowings under the revolving credit facility which resulted in the extraordinary charge on early retirement of $329,000 after tax. The subordinated notes were issued at a 2.0% discount along with seven-year warrants to purchase 2.4 million shares of UTI’s common stock at an exercise price of $5.42 per share.

      Promissory Notes. On July 31, 1998, UTI issued $7.8 million principal amount of unsecured promissory notes. An early principal repayment of $3.5 million became payable because the average trading value of UTI’s common stock for thirty consecutive days exceeded $15.00 per share on March 9, 2000. The repayments were funded by long-term borrowings under the revolving credit facility. The notes bear interest at 7.0% and, except for the $3.5 million discussed above, mature on July 31, 2002. The notes were issued in connection with an acquisition.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We have exposure to market risk related to changes in interest rates on the revolving credit facility. Interest on borrowings under the revolving credit facility accrue at a variable rate, using either the prime rate or LIBOR plus 1.75% to 2.75%, depending upon our EBITDA for the trailing 12 month period. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material and at September 30, 2000, the fair value of the obligation approximates its related carrying value.

      With the Phelps Drilling acquisition we now conduct some business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

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

ITEM 2.         CHANGES IN SECURITIES

      On September 14, 2000, UTI’s Board of Directors authorized a two for one stock split in the form of a stock dividend. The stock dividend was paid on October 3, 2000 to stockholders of record on September 25, 2000. As a result of the stock split, all share and per share data contained herein have been restated to reflect the effect of the two for one stock split.

      At UTI’s Annual Meeting held on July 26, 2000, the stockholders approved an amendment to UTI’s Restated Certificate of Incorporation that increased the number of authorized shares of common stock from 50 million to 100 million. In addition, at the Annual Meeting, the stockholders approved an amendment to the Restated Certificate of Incorporation to eliminate Class A common stock.

      At UTI's Board of Directors meeting on July 26, 2000, the board approved a resolution to eliminate Series A Preferred Stock and to restate the Certificate of Incorporation.

      During the quarter, UTI sold unregistered common stock to parties related to Suits Enterprises, Inc. The Suits parties exchanged warrants covering 78,750 shares of common stock of UTI that they acquired on July 31, 1998 for 21,964 shares of common stock of UTI and no other consideration was paid. Under Section 3(a)(9) of the Securities Act of 1993, if an existing security holder exchanges securities of the issuer for other securities of the issuer and no other consideration is paid, then the transaction is exempt from registration.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At UTI’s Annual Meeting of Stockholders held on July 26, 2000, the following members were elected to the Board of Directors in the class specified:

		AFFIRMATIVE	VOTES
		VOTES	WITHHELD

Class III	Vaughn E. Drum	15,626,231	481,808

	Robert B. Spears	15,624,491	483,548

      In addition, the following proposals were approved at UTI’s Annual Meeting:

	AFFIRMATIVE	VOTES	VOTES	BROKER
	VOTES	AGAINST	ABSTAINED	NON-VOTES

Approve an amendment to the UTI Energy Corp.

Restated Certificate of Incorporation to increase the number of authorized shares	14,444,214	1,519,014	144,811	—

Approve an amendment to the UTI Energy Corp.

Restated Certificate of Incorporation to eliminate Class A Common Stock	13,710,694	27,001	150,513	2,219,831

Approve an amendment to the UTI Energy Corp. 1997

Long-Term Incentive Plan	13,002,506	2,955,858	149,675	—

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Title or Description

10.1* -	Third Amendment dated as of October 18, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., Foothill Capital Corporation, GMAC Business Credit, LLC and The CIT Group/Equipment Financing, Inc. as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company, Norton Drilling Services, Inc. and Norton Drilling Company Mexico, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and Suits Drilling Company as Borrowers.

27.1* -	Financial Data Schedule.

27.2* -	Restated Financial Data Schedule.

*	Filed herewith.

(b) Reports on 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, UTI has duly caused this report to be signed on its behalf by the undersigned, who have been duly authorized.

UTI ENERGY CORP.

Signature	Title	Date

/s/ John E. Vollmer III John E. Vollmer III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	October 23, 2000

/s/ Bruce Sauers Bruce Sauers	Vice President and Corporate Controller (Principal Accounting Officer)	October 23, 2000

EXHIBIT INDEX

Exhibit
Number	Title or Description

10.1* -	Third Amendment dated as of October 18, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., Foothill Capital Corporation, GMAC Business Credit, LLC and The CIT Group/Equipment Financing, Inc. as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company, Norton Drilling Services, Inc. and Norton Drilling Company Mexico, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and Suits Drilling Company as Borrowers.

27.1* -	Financial Data Schedule.

27.2* -	Restated Financial Data Schedule.