Form 10-K
period 2000-12-31
UTI ENERGY CORP
filed 2001-02-23
CIK 912899

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-12542

UTI ENERGY CORP.
(Exact name of registrant as specified in its charter)

Delaware	23-2037823
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 225N 16800 Greenspoint Park Drive Houston, Texas	77060-2390
(Address of principal executive offices)	(Zip Code)

(281) 873-4111
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Common Stock, Par Value $.001	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

$1,172,993,184 at February 9, 2001

Number of shares outstanding of each class of registrant’s Common Stock, as of the latest practicable date.

37,572,030 shares of Common Stock at February 9, 2001

Documents incorporated by reference.

Proxy statement to be filed pursuant to Regulation 14A which involves the election of directors (Page III)

PART I

Item 1. BUSINESS

Introduction

      UTI Energy Corp. is a leading provider of onshore contract drilling services to companies that explore for and produce oil and natural gas. UTI operates one of the largest fleets of drilling rigs used to drill oil and natural gas wells on land in North America. As of February 9, 2001, UTI had a fleet of 150 land drilling rigs. A drilling rig includes the structure, power source and machinery necessary to allow a drill bit to penetrate rock to a depth desired by the customer. UTI’s drilling rigs operate in the oil and natural gas producing basins of:

•	Louisiana
•	New Mexico
•	Oklahoma
•	Texas
•	Western Canada (Alberta, British Columbia and Saskatchewan)

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

      UTI operates principally in two business segments: drilling oil or natural gas wells on land and pressure pumping. Financial information and other disclosures relating to these business segments are provided in the Notes to Consolidated Financial Statements.

      On February 5, 2001, UTI announced that its Board of Directors along with the Board of Directors of Patterson Energy Inc. approved a merger of the two companies. According to the terms of the merger agreement between UTI and Patterson, shareholders of UTI will receive one share of Patterson common stock for each share of UTI common stock and Patterson will assume UTI’s outstanding options and warrants. The board of directors of the new company will consist of eleven directors, six of which will be selected by Patterson and five of which would be selected by UTI. Although the merger agreement does not specify who will be the officers of the new company, management of UTI understands that Mark S. Siegel, UTI’s Chairman of the Board, would be the Chairman of the Board and Cloyce A. Talbott, Patterson’s Chairman of the Board and Chief Executive Officer, would be Chief Executive Officer. The combined company will be the second largest United States land-based drilling service contractor with 302 drilling rigs and will be called “Patterson-UTI Energy, Inc.”

      Under the terms of the merger agreement, both UTI and Patterson have agreed not to solicit competing offers, but the boards of directors of each company are free to consider and accept an unsolicited offer if, based on advice of counsel, it believes it must do so in the exercise of its fiduciary duty. In the event a party accepts an unsolicited offer, or its board of directors withdraws its recommendation in light of an unsolicited offer, or the shareholders do not vote to approve the merger because of an unsolicited offer, the other party would be entitled to receive a breakup fee of $32.5 million plus reimbursement of expenses of up to $2.5 million. In the event the shareholders of one party do not vote to approve the merger and the other party is not in default and is ready, willing and able to perform its agreement, the party whose shareholders vote against the merger will be required to pay to the other party $2.5 million, plus up to an additional $2.5 million in expenses.

      The merger is subject to customary conditions to closing, including approval by the shareholders of both companies, as well as any necessary regulatory filings and approvals, such as the anti-trust provisions of the Hart-Scott-Rodino Act. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

Land Drilling

      UTI’s rigs can drill to depths ranging from 8,000 to 30,000 feet. UTI continues to increase its number of active rigs as illustrated by the following table:

	As of February 9, 2001	As of December 31, 1999

Number of Active Rigs	111	70

      An active rig is a rig that is currently generating revenue. An inactive rig is a rig that is not generating revenue as of the date of the rig count. UTI had 39 inactive rigs as of February 9, 2001. Generally, UTI intends to place the inactive rigs into service in an orderly manner as regional market conditions merit and trained crews are retained. Some of UTI’s inactive rigs cannot be activated without incurring refurbishing expenditures which are estimated to range from less than $100,000 to $3 million. In limited situations, UTI may use inactive rigs for parts.

       UTI’s rig utilization rate, which is calculated by dividing the operating days by total days rigs are available, was 62% for the year ended December 31, 2000. UTI’s rig utilization during the fourth quarter of 2000 was 70%.

      UTI’s land drilling services are performed through regional drilling units:

•	East Texas (UTI Drilling Company)
•	Mid-Continent (UTI Drilling Company —Triad)
•	New Mexico/West Texas (UTI Drilling Company)
•	South Texas (UTI Drilling Company —Southland)
•	Western Canada (Phelps Drilling Co.)

      UTI’s regional offices for contract drilling are located in:

•	Calgary, Alberta
•	Midland, Texas
•	Oklahoma City, Oklahoma
•	Tyler, Texas
•	Victoria, Texas

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

      The following table shows the current distribution of rigs among UTI’s regional units as of February 9, 2001:

				Average Rated
	Active	Inactive	Total	Drilling
Region	Rigs	Rigs	Rigs	Depths

East Texas	15	4	19	16,000 ft.

Mid Continent	19	16	35	13,000 ft.

New Mexico/West Texas	47	14	61	13,500 ft.

South Texas	16	3	19	16,500 ft.

Western Canada	14	2	16	9,000 ft.

Total	111	39	150

      The following table sets forth certain data concerning UTI’s drilling operations:

	Years Ended December 31,

	2000	1999	1998

	(dollars in thousands)

Revenues	$253,887	$134,870	$162,600

Direct operating costs (excluding depreciation and amortization)	$195,360	$110,958	$124,779

Selling, general and administrative	$3,943	$2,818	$3,767

Depreciation and amortization	$26,369	$22,490	$18,350

Operating days(1)	30,998	17,823	20,308

Average revenue per day	$8.19	$7.57	$8.01

Average direct operating costs (excluding depreciation and amortization) per day	$6.30	$6.23	$6.14

Average margin per day(2)	$1.89	$1.34	$1.87

Number of owned rigs at end of year	144	125	109

Average number of rigs owned during year	136	112	100

Average rigs operating	85	49	56

Rig utilization percentage(3)	62%	43%	55%

Capital expenditures	$34,186	$7,116	$32,912

(1)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(2)	Average margin per day represents average revenue per day minus average direct operating costs per day and excludes provisions for bad debts, other charges, depreciation and amortization and selling, general and administrative expenses.

(3)	Utilization rates are calculated by dividing the operating days by the total available days. Available days are calculated by multiplying rigs owned by the days in the period under review.

      Drilling Contracts

      UTI’s land drilling rigs are employed under individual contracts. The drilling contract may be for a single well or a number of wells. Drilling contracts are generally obtained through competitive bidding. Contracts generally are subject to termination by the customer on short notice. Drilling contracts may provide for compensation on a dayrate, footage or turnkey basis, which are described below:

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

      Footage and turnkey contracts have the following characteristics that are not normally found under contracts where UTI is paid on a daily rental basis:

•	UTI must bear the cost of performing the drilling services until the target depth is reached
•	UTI must make significant cash commitments
•	UTI generally furnishes other services including testing, coring and casing the hole
•	UTI earns compensation upon completion of the well to the specified depth
•	UTI bears the cost of unanticipated downhole problems and other cost overruns

      For the year ended December 31, 2000, UTI completed wells under all three types of contracts as the following table shows:

Percentage of Completed Wells

Dayrate	59%

Footage	27%

Turnkey	14%

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

      Generally, all completed Appalachian Basin wells require cementing services before production commences. Cementing is the process of inserting material between the hole wall and the pipe to center and stabilize the pipe in the hole. In addition, most completed wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of oil and natural gas to the well bore.

      UTI continuously maintains its pressure pumping equipment. Virtually all of the pressure pumping equipment is in use on a regular basis. As of February 9, 2001, UTI operated the following pressure pumping equipment:

Number
Equipment Type	of Units

Cement pumper trucks	14

Fracturing pumper trucks	21

Nitrogen pumper trucks	15

Blender trucks	11

Bulk acid trucks	7

Bulk cement trucks	16

Bulk nitrogen trucks	6

Bulk sand trucks	18

Connection trucks	5

Other trucks	6

Total	119

      The following table shows certain data concerning UTI’s pressure pumping operations:

	Years Ended December 31,

	2000	1999	1998

	(dollars in thousands)

Revenues	$21,465	$20,721	$23,365

Direct operating costs (excluding depreciation and amortization)	$13,403	$12,219	$14,041

Selling, general and administrative	$3,197	$3,457	$3,216

Depreciation and amortization	$1,584	$1,391	$1,043

Total jobs	3,329	2,892	3,292

Average revenue per job	$6.45	$7.16	$7.10

Average direct operating costs (excluding depreciation and amortization) per job	$4.03	$4.22	$4.27

Average margin per job(1)	$2.42	$2.94	$2.83

Capital expenditures	$4,426	$2,307	$3,895

(1)	Average margin per job represents average revenue per job minus average direct operating costs per job and excludes provisions for bad debts, other charges, depreciation and amortization and selling, general and administrative expenses.

Other Operations

      In addition to its operating activities, UTI has invested in oil and natural gas wells. These investments are principally in the Appalachian and Permian Basins. The net book value of such investments was $169,000 at December 31, 2000 and $318,000 at December 31, 1999.

Industry Conditions

      Demand and prices for UTI’s services depend upon the level of activity in the onshore oil and natural gas exploration and production industry in the United States and Canada. Because this industry is volatile, levels of oil and natural gas exploration activities in UTI’s markets and demand for UTI’s services may change significantly. Further, any material changes in the demand for or supply of oil or natural gas could materially impact the demand for UTI’s services.

      The level of drilling activity in the onshore oil and natural gas exploration and production industry in the United States and Canada is influenced by numerous factors over which UTI has no control, including the following:

•	the level of oil and natural gas prices
•	expectations about future oil and natural gas prices
•	the cost of exploring for, producing and delivering oil and natural gas
•	the level and price of foreign imports of oil and natural gas
•	the discovery rate of new oil and natural gas reserves
•	available pipeline and other oil and natural gas transportation capacity
•	local weather conditions
•	international, political, military, regulatory and economic conditions
•	the ability of oil and natural gas companies to raise capital

      Prices for oil and natural gas are expected to continue to be volatile and to affect the demand for and pricing of UTI’s services.

      As prices for oil and natural gas have increased, exploration and production companies have increased spending budgets. These increased spending budgets have increased the demand for drilling services. Increased demand for drilling services increased the contract rates that UTI received for contract drilling services performed in 2000 compared to 1999.

Competition

      The land drilling and well servicing businesses are intensely competitive due to the fact that the supply of available rigs, particularly in the United States land markets, exceeds the demand for those rigs. This excess capacity has resulted in substantial competition for drilling contracts. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

      UTI believes that price competition for drilling contracts will continue for the foreseeable future due to the existence of idle rigs, which are rigs that are not under contract but are available to be marketed or could be prepared for marketing in a short period of time. In addition, some of UTI’s competitors have greater financial resources than UTI, which may enable them to:

•	better withstand industry downturns
•	compete more effectively on the basis of price
•	acquire existing rigs or build new rigs

Seasonality

      Seasonality does not significantly affect the overall operations of UTI. However, UTI’s pressure pumping services in Appalachia and UTI’s drilling operations in Canada are subject to slow periods of activity during the spring thaw. In addition, UTI’s drilling operations in Canada are subject to slow periods of activity during the fall.

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

      Although UTI maintains insurance protection as management deems appropriate, such insurance coverage may not provide sufficient funds in all situations to protect UTI from all liabilities that could result from its operations. Also, claims will be subject to various retentions and deductibles.

      While UTI generally seeks to obtain some degree of contractual indemnification from its customers in most of its dayrate contracts, no such indemnification is typically available for footage and turnkey contracts. These indemnity agreements require the customers to hold UTI harmless in the event of loss of production or reservoir damage. This contractual indemnification may not be supported by adequate insurance maintained by the customer.

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

Environmental Regulation

      UTI’s operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including but not limited to, laws concerning:

•	containment and disposal of hazardous materials, oilfield waste, other waste materials and acids
•	use of underground storage tanks
•	emissions and air pollution

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

Employees

      As of February 9, 2001, UTI employed approximately 2,772 full-time employees. 2,633 of these employees were field personnel and 139 of them were employed in selling and administrative capacities.

      None of UTI’s employees are represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. Management believes that employee relations are good. In addition to the services of its employees, UTI uses consultants periodically.

      UTI maintains an incentive compensation plan for its managerial and key employees. The incentive compensation plan is based on operating results and return on invested capital. UTI believes that this plan allows it to attract and retain qualified managers and key operating employees. UTI also provides incentive compensation to its rig workers based on operating results and safety records.

Item 2. PROPERTIES

      The following table summarizes UTI's significant real estate:

Location	Business Segment	Owned/Leased	Activity

Calgary, Alberta
Nisku, Alberta
Hobbs, New Mexico
Oklahoma City, Oklahoma
Woodward, Oklahoma
Levelland, Texas
Lubbock, Texas
Midland, Texas
Midland, Texas
Tyler, Texas
Victoria, Texas
Allen, Kentucky
Wooster, Ohio
Bradford, Pennsylvania
Meadville, Pennsylvania
Punxsutawney, Pennsylvania
Houston, Texas	Land Drilling
Land Drilling
Land Drilling
Land Drilling
Land Drilling
Land Drilling
Land Drilling
Land Drilling
Land Drilling
Land Drilling
Land Drilling
Pressure Pumping
Pressure Pumping
Pressure Pumping
Pressure Pumping
Pressure Pumping
Corporate	Leased Leased Leased Owned Owned Owned Leased Owned Leased Leased Owned Leased Leased Leased Owned Owned Leased	Field Office
Field Office/Rig Yard
Field Office
Field Office/Rig Yard
Field Office/Rig Yard
Field Office/Rig Yard
Field Office
Field Office/Rig Yard
Field Office
Field Office/Rig Yard
Field Office/Rig Yard
Base Camp
Base Camp
Base Camp
Base Camp
Base Camp
Principal Executive Offices

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      UTI did not submit any matters to a vote of security holders during the quarter that ended December 31, 2000.

PART II

Item 5. MARKET FOR UTI’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      UTI’s common stock is the only class of equity of UTI currently outstanding. UTI’s common stock is traded on the American Stock Exchange under the symbol “UTI”. The following table provides price information for UTI’s common stock for 2000 and 1999, adjusted for UTI’s two-for-one stock split effected on October 3, 2000.

	2000		1999

Quarter Ended	High	Low	High	Low

March 31	$19.69	$11.00	$5.44	$2.56

June 30	$22.63	$14.00	$8.56	$4.31

September 30	$23.88	$14.72	$11.44	$7.34

December 31	$32.88	$18.25	$11.69	$7.38

      As of February 9, 2001, the closing price for UTI’s common stock was $36.13. As of February 9, 2001, UTI’s common stock was held by approximately 250 stockholders of record. Management estimates that more than 6,300 persons beneficially owned the stock.

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

	Years Ended December 31,

	2000	1999	1998	1997	1996

	(in thousands, except per share data)

Statement of Operations Data(1) Revenues	$275,543	$155,775	$186,157	$182,437	$97,301

Direct operating costs (excluding depreciation and amortization)	208,825	123,240	138,935	137,499	78,718

Selling, general and administrative expenses	11,959	10,170	10,781	10,011	7,166

Provisions for bad debts	(456)	548	1,143	623	141

Other charges (income)(2)	(483)	(2,861)	206	(774)	(517)

Depreciation and amortization	28,331	24,122	19,529	11,075	4,292

Operating income	27,367	556	15,563	24,003	7,501

Other income	548	585	1,355	461	824

Interest expense	(5,111)	(4,168)	(3,815)	(4,330)	(1,148)

Income (loss) before income taxes	22,804	(3,027)	13,103	20,134	7,177

Income taxes	8,634	(425)	5,235	7,609	2,324

Income (loss) before extraordinary item	14,170	(2,602)	7,868	12,525	4,853

Extraordinary item, net of tax	(329)	—	—	—	—

Net income (loss)	$13,841	$(2,602)	$7,868	$12,525	$4,853

Net income (loss) per common share Basic	$0.38	$(0.08)	$0.24	$0.48	$0.23

Diluted	$0.36	$(0.08)	$0.23	$0.42	$0.21

Average common shares outstanding Basic	36,860	33,984	32,139	26,165	20,896

Diluted	38,817	33,984	33,590	30,139	22,878

	As of December 31,

	2000	1999	1998	1997	1996

	(in thousands)
Balance Sheet Data

Working capital(3)	$18,589	$20,895	$22,592	$70,452	$5,761

Total assets(1)	329,807	260,582	234,021	208,987	61,870

Long-term debt, including Redeemable Stock	55,000	32,196	31,721	30,159	14,658

Shareholders’ equity(3)	178,988	157,032	144,146	137,620	22,696

(1)	Over the five years presented, UTI’s rig fleet has increased by 89 land drilling rigs. This increase in land drilling rigs is the primary cause for the increase in revenue, gross profit, selling, general and administrative expenses, depreciation and amortization and total assets. The net change in land drilling rigs owned was 19 during 2000, 16 during 1999, 20 during 1998, 24 during 1997 and 10 during 1996.

(2)	UTI recognized a $2.8 million gain from the sale of land drilling assets in the first quarter of 1999.

(3)	In October of 1997, UTI sold approximately 3.6 million shares of its common stock in a public offering. Approximately another 3.4 million shares of UTI common stock were sold by various shareholders of UTI through the exercise of options and warrants. Both of these events resulted in net proceeds to UTI of approximately $80.0 million.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Beginning in 1995, UTI decided to expand its land drilling operations. Management of UTI made this decision to take advantage of:

•	improving market conditions
•	benefits arising from a consolidation in the land drilling industry

      To affect this strategy, UTI disposed of its oilfield distribution business in September 1995 and embarked on an acquisition program aimed at expanding UTI’s presence in the oil and natural gas producing regions in the United States. Under this strategy, UTI has acquired 132 rigs since 1995. During this same time period, UTI disposed of nine rigs primarily in the Appalachian Basin. Five of the nine rigs disposed of were sold in 1999. Recent acquisitions are as follows:

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

      On July 31, 1998, UTI acquired Suits Enterprises, Inc. for approximately $11.1 million. This $11.1 million was comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and five-year warrants to purchase 200,000 shares of UTI common stock. Warrants to purchase 150,000 shares were exercisable at $13.25 per share and the remaining 50,000 warrants were exercisable at $17.50 per share. Suits’ assets included seven land drilling rigs, drilling equipment and rolling stock. The acquisition expanded UTI’s presence in the mid-continent region.

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

      On May 5, 2000, UTI acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million in cash. Phelps’ assets are located in the Canadian provinces of Alberta, British Columbia and Saskatchewan. The acquired assets consisted of fourteen land drilling rigs and other assets used in Phelps' land drilling business. The acquisition allowed UTI to enter the Canadian market.

      UTI acquired five land drilling rigs during 2000 through three separate transactions for an aggregate purchase price of $7.65 million in cash and $.9 million in a nonmonetary exchange of similar productive assets. The acquisitions provided UTI with additional capacity.

      In January of 2001, UTI acquired six land drilling rigs located in the United States through three separate transactions for $13.2 million in cash, increasing UTI’s capacity.

      On February 5, 2001, UTI announced that its Board of Directors along with the Board of Directors of Patterson Energy Inc. approved a merger of the two companies. According to the terms of the merger agreement between UTI and Patterson, shareholders of UTI will receive one share of Patterson common stock for each share of UTI common stock and Patterson will assume UTI’s outstanding options and warrants. The board of directors of the new company will consist of eleven directors, six of which will be selected by Patterson and five of which would be selected by UTI. Although the merger agreement does not specify who will be the officers of the new company, management of UTI understands that Mark S. Siegel, UTI’s Chairman of the Board, would be the Chairman of the Board and Cloyce A. Talbott, Patterson’s Chairman of the Board and Chief Executive Officer, would be Chief Executive Officer. The combined company will be the second largest United States land-based drilling service contractor with 302 drilling rigs and will be called “Patterson-UTI Energy, Inc.”

      Under the terms of the merger agreement, both UTI and Patterson have agreed not to solicit competing offers, but the boards of directors of each company are free to consider and accept an unsolicited offer if, based on advice of counsel, it believes it must do so in the exercise of its fiduciary duty. In the event a party accepts an unsolicited offer, or its board of directors withdraws its recommendation in light of an unsolicited offer, or the shareholders do not vote to approve the merger because of an unsolicited offer, the other party would be entitled to receive a breakup fee of $32.5 million plus reimbursement of expenses of up to $2.5 million. In the event the shareholders of one party do not vote to approve the merger and the other party is not in default and is ready, willing and able to perform its agreement, the party whose shareholders vote against the merger will be required to pay to the other party $2.5 million, plus up to an additional $2.5 million in expenses.

      The merger is subject to customary conditions to closing, including approval by the shareholders of both companies, as well as any necessary regulatory filings and approvals, such as the anti-trust provisions of the Hart-Scott-Rodino Act. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

      Beginning in 1998 and continuing into 1999, UTI and the United States land drilling industry experienced significant declines in demand and pricing for their services. The depressed market conditions caused UTI’s rig fleet utilization to decrease from 55% in 1998 to 43% in 1999.

      In response to these depressed industry conditions, UTI undertook a series of actions during the third quarter of 1998 and the first quarter of 1999 designed to make UTI more competitive in the marketplace.

      These actions reduced UTI’s regional drilling units in the United States from seven to four. It also reduced UTI’s administrative staff by forty-six persons. As a result of these actions, UTI recorded other charges of $.3 million during 1999 and $.8 million during 1998. The charges consisted primarily of employee-related expenses.

      In addition, UTI sold certain non-strategic assets of its Appalachian Basin contract drilling division for $5.6 million. As a result, UTI recorded a gain of approximately $2.8 million during the first quarter of 1999.

      During 2000, market conditions improved in the land drilling industry in response to the improvement in commodity prices for oil and natural gas. In this regard, UTI’s average utilization during 2000 increased to 62%. The dayrate component of drilling contracts also has increased during 2000. UTI currently expects market conditions in the land drilling industry to remain favorable in 2001.

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

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Years Ended December 31,

	2000	1999	1998

Operating Data:

Average U.S. active land rig count	770	504	671

Number of rigs owned by UTI at end of year	144	125	109

Average number of rigs owned during year	136	112	100

Average rigs operating	85	49	56

Land Drilling:

Operating days(2)	30,998	17,823	20,308

Utilization rate(3)	62%	43%	55%

Pressure Pumping:

Cementing jobs	2,337	2,108	2,296

Stimulation jobs	992	784	996

Financial Data (in thousands):

Revenues	$275,543	$155,775	$186,157

Operating income	$27,367	$556	$15,563

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Utilization rates are calculated by dividing the operating days by the total available days. Available days are calculated by multiplying rigs owned by the days in the period under review.

Comparison of Years Ended 2000 and 1999

      Revenues by business segment for the years ended December 31, 2000 and 1999 are as follows:

	Years
	Ended December 31,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Revenues:

Land Drilling	$253,887	$134,870	88.2

Pressure Pumping	21,465	20,721	3.6

Other	191	184	3.8

	$275,543	$155,775	76.9

      Land drilling revenue increased due to improved market conditions and due to revenue generated from recent acquisitions. Acquisitions completed during the years ended December 31, 2000 and 1999 generated an additional $45.6 million of revenue in the year ended December 31, 2000 compared to the year ended December 31, 1999. Pressure pumping revenue remained stable as the pressure pumping market in Appalachia did not recover as quickly as the land drilling market. These improved market conditions resulted in:

•	higher utilization rates, 62% for the year ended December 31, 2000 compared to 43% for the year ended December 31, 1999
•	higher rates for services, average revenue per day of $8,200 for the year ended December 31, 2000 compared to $7,600 for the year ended December 31, 1999

      Direct operating costs, excluding depreciation and amortization, by business segment for the years ended December 31, 2000 and 1999 are as follows:

	Years
	Ended December 31,		%
			Increase
	2000	1999	(Decrease)

	(in thousands)
Direct Operating Costs (excluding depreciation and amortization):

Land Drilling	$195,360	$110,958	76.1

Pressure Pumping	13,403	12,219	9.7

Other	62	63	(1.6)

	$208,825	$123,240	69.4

      The increase in direct operating costs (excluding depreciation and amortization) in the land drilling business segment correlates with the increase in revenue. The percentage increase in direct operating costs (excluding depreciation and amortization) in the pressure pumping business segment outpaced the increase in revenue due to the mix of jobs performed. While there were 437 more pressure pumping jobs performed in the year ended December 31, 2000 compared to 1999, they had lower margins.

      Selling, general and administrative expenses increased $1.8 million during the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase was primarily due to acquisitions consummated in 2000 and 1999.

      Provisions for bad debts decreased $1.0 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. This was primarily due to improved market conditions. Accounts receivable that were previously reserved as a bad debt became collectible.

      Included in the December 31, 1999 other charges (income) is a $2.8 million gain realized as a result of the sale of land drilling assets. The assets sold consisted of UTI’s drilling presence in the Appalachian Basin.

      Depreciation and amortization expense increased $4.2 million during the year ended December 31, 2000 compared to the year ended December 31, 1999. This was primarily due to depreciation and amortization on assets acquired during 2000 and 1999.

      Interest expense increased $.9 million during the year ended December 31, 2000 compared to the year ended December 31, 1999. In addition, $.4 million of interest was capitalized in the year ended December 31, 2000 in conjunction with capital expenditure projects. No interest was capitalized in the year ended December 31, 1999. The increase in incurred interest was primarily due to an increase in average outstanding debt for the year ended December 31, 2000 compared to the same period of 1999. The effective interest rate decreased between years primarily as a result of the early payoff of UTI’s subordinated notes. The following table shows other significant data regarding UTI’s debt:

	Year Ended	Year Ended
	December 31, 2000	December 31, 1999

Average Debt Outstanding	$46.0 million	$32.0 million

Effective Interest Rate	11.9%	13.0%

      Income taxes, including the tax benefit on the extraordinary item, increased $8.9 million during the year ended December 31, 2000 compared to the year ended December 31, 1999. This was primarily due to a profit in 2000 compared to taxable loss in 1999. UTI’s effective tax rate for the year ended December 31, 2000 was 37.9%. UTI’s effective tax rate for the year ended December 31, 1999 was 14.0%. The effective tax rate in each year varies from the statutory rate primarily for two reasons:

•	goodwill amortization associated with acquisitions that is nondeductible for tax purposes
•	state income taxes payable

      The extraordinary loss incurred during the year ended December 31, 2000 related to the early retirement of the $25.0 million subordinated notes. The early retirement was financed from the proceeds of the revolving credit facility. The loss consisted primarily of the write-off of the discount, deferred interest and financing fees.

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

      Selling, general and administrative expenses decreased $.6 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to actions taken to streamline operations during the third quarter of 1998 and the first quarter of 1999. These actions included the relocation of certain accounting functions from Oklahoma City to the Company’s corporate headquarters in Houston and personnel changes. The Company also reduced its number of regional operating units.

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

      Depreciation and amortization expense increased $4.6 million during the year ended December 31, 1999 compared to the year ended December 31, 1998. This was primarily due to depreciation and amortization on assets acquired during 1999 and 1998.

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

      Operations provided net cash of $49.2 million in 2000 and $14.4 million in 1999. In 2000, UTI used these funds along with borrowings to fund acquisitions and capital expenditures. Capital expenditures, excluding acquisitions, was $38.7 million for the year ended December 31, 2000. Capital expenditures, excluding acquisitions, was $9.4 million for the year ended December 31, 1999.

      UTI’s working capital at December 31, 2000 was $18.6 million compared to $20.9 million at December 31, 1999. The decrease is attributable to UTI’s investment of cash into long-term assets, primarily drilling rigs.

      At December 31, 2000, UTI had available borrowings of $39.3 million under its revolving credit facility compared to $65.0 million of available borrowings at December 31, 1999. The maximum borrowing amount under the revolving credit facility was $90.0 million at December 31, 2000 compared to $65.0 million at December 31, 1999. During 2000, UTI borrowed $25.0 million under the revolving credit facility to repay 12% subordinated notes that were due in April of 2001. Additional borrowings were made against the facility for acquisitions.

      Long Term Debt Facilities

      As of December 31, 2000, UTI had outstanding debt of $55.0 million. This indebtedness included $50.7 million under the revolving credit facility and $4.3 million of notes associated with an acquisition completed in 1998.

      Revolving Credit Facility. On November 22, 1999, UTI entered into a $65.0 million revolving credit facility. The initial term of the facility is for four years with automatic annual renewals thereafter unless terminated by either party. An early termination fee applies if UTI terminates before the four-year anniversary date. The maximum borrowings under this revolving credit facility were increased to $75.0 million in May of 2000 and were further increased to $90.0 million in October of 2000. UTI incurs a fee of .375% per annum on the unused facility amount. Under the revolving credit facility, UTI may use up to $10.0 million for letters of credit. The amount used for letters of credit decreases the borrowing base of the facility. At December 31, 2000, UTI had a $2.6 million standby letter of credit issued under the facility. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75% or prime. The actual rate charged above LIBOR (1.75% at December 31, 2000) is based on UTI’s trailing twelve-month EBITDA. UTI’s assets secure the facility.

      Among the various covenants that UTI must satisfy under the revolving credit facility are the following two covenants which shall apply whenever UTI’s availability under the facility falls below $20.0 million:

•	minimum tangible net worth (as defined in the facility) at the end of each month of $120.0 million
•	minimum trailing twelve month EBITDA (as defined in the facility) of $15.0 million

      The facility also contains provisions regarding UTI’s ability to, among other things:

•	engage in new lines of business unrelated to UTI’s current activities
•	enter into mergers, consolidations, asset sales or purchases
•	incur liens or debts or make advances, investments or loans
•	pay dividends or redeem stock
•	incur additional indebtedness

      Events of default under the facility include:

•	non-payment of amounts due
•	misrepresentations and breach of loan covenants
•	a change in control (meaning that some person or group has acquired beneficial ownership of 30% or more of UTI)
•	certain other events of default

      Promissory Notes. On July 31, 1998, UTI issued $7.8 million principal amount of unsecured promissory notes. An early principal payment of $3.5 million became payable because the average trading value of UTI’s common stock for thirty consecutive days exceeded $15.00 per share on March 9, 2000. The repayments were funded by long-term borrowings under the revolving credit facility. The notes bear interest at 7.0% and, except for the $3.5 million discussed above, mature on July 31, 2002. The notes were issued in connection with an acquisition.

      Future Acquisitions and Capital Needs

      Management believes UTI will be able to meet its working capital, capital expenditure and debt service requirements for the next twelve months by using:

•	internally generated cash
•	availability under the revolving credit facility
•	cash balances on hand

      UTI believes that its strong liquidity position will allow it to react quickly to opportunities in the land drilling industry. These opportunities include making strategic acquisitions.

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. UTI adopted SFAS 133 on January 1, 2001. The change is not expected to have a significant effect on UTI’s financial statements.

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

      If any of these risks, uncertainties or assumptions materialize, actual results of current and future operations may not be as expected. Therefore, readers should not place undue certainty on these forward-looking statements. These forward-looking statements speak only as of their dates.

      Among the factors that will directly affect UTI’s results of operations and the contract drilling service industry are:

•	changes in the price of oil and natural gas
•	the volatility of the contract drilling service industry
•	UTI’s ability to successfully integrate recent acquisitions
•	presence of competitors with greater financial resources
•	labor shortages
•	contractual risk associated with turnkey and footage contracts
•	operating risks inherent in the contract drilling service industry, such as blowouts, explosions, sour gas, well fires and spills
•	domestic and worldwide political stability and economic growth
•	risks associated with UTI’s successful execution of internal operating plans
•	regulatory uncertainties
•	legal proceedings
•	drill pipe shortages
•	exposure to environmental liabilities
•	currency risk factors

      See also, the factors affecting the level of drilling activity discussed in “Item 1. Business-Industry Conditions” on page 8 of this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      UTI has exposure to market risk associated with the floating rate portion of the interest charged on the $50.7 million outstanding under its revolving credit facility. The revolving credit facility, which matures on November 22, 2003, bears interest at LIBOR plus 1.75% or prime. UTI’s exposure to interest rate risk due to changes in LIBOR or prime is not expected to be material and at December 31, 2000, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

      UTI’s fair value of fixed rate debt as of December 31, 2000 is $4.2 million and the carrying value is $4.3 million. The fair value of the fixed rate debt is based on the estimated yield to maturity.

      With the Phelps Drilling acquisition UTI now conducts some business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of UTI's Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of UTI's Canadian net assets in U.S. dollars may decline.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from UTI’s proxy statement filed pursuant to Regulation 14A which involves the election of directors. This proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which is the end of the fiscal year.

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

(3) The following Exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number			Title or Description

2.1		-	Agreement and Plan of Merger, dated April 26, 1999, by and between UTI Energy Corp. and Norton Drilling Services, Inc. (incorporated by reference to Exhibit 2.1 to UTI’s Current Report on Form 8-K dated July 26, 1999).

2.2	(2)	-	Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, schedules and similar attachments to the Agreement and Plan of Merger have not been filed with this exhibit. The Patterson Energy, Inc. Disclosure Schedule and the UTI Energy Corp. Disclosure Schedule contain information relating to the representations and warranties contained in Article II and Article III, respectively, of the Agreement and Plan of Merger. UTI agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission upon request.

3.1		-	Restated Certificate of Incorporation of UTI Energy Corp. dated July 25, 2000 (incorporated by reference to Exhibit 3.1 to UTI’s Registration Statement on Form S-3 (No. 333-42576)).

3.2		-	By-laws of UTI Energy Corp., as amended (incorporated by reference to Exhibit 3.3 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.3		-	Rights Agreement, dated February 26, 1999, between UTI Energy Corp. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 4.1 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

3.4	(2)	-	Amendment to Rights Agreement, dated February 9, 2001, between UTI Energy Corp. and Mellon Investor Services LLC.

3.5		-	Certificate of Designation, Powers, Preferences and Rights of Series I Preferred Stock dated February 26, 1999 (incorporated by reference to Exhibit 4.2 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

3.6		-	Form of Right Certificate (incorporated by reference to Exhibit 4.3 to UTI’s Current Report on Form 8-K, dated February 26, 1999, filed with the Securities and Exchange Commission on March 4, 1999).

4.1		-	See Exhibit No. 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and amended By-laws of UTI Energy Corp. defining the rights of the holders of common stock.

4.2		-	Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to UTI’s Registration Statement on Form S-1 (No. 33-69726)).

4.3		-	Registration Rights Agreement with Bear Stearns & Co. Inc., dated March 25, 1994, as assigned to Remy Capital Partners III, L.P. (incorporated by reference to Exhibit 10.17 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1993).

Exhibit
Number			Title or Description

4.4	(1)	-	Amended and Restated UTI Energy Corp. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 4.6 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.5		-	Amended and Restated UTI Energy Corp. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.18 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.6	(1)	-	Amended and Restated UTI Energy Corp. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.7	(1)	-	Amendment No. 1 to the Amended and Restated UTI Energy Corp. 1997 Long-Term Incentive Plan adopted by the Board of Directors on April 26, 1999 (incorporated by reference to Exhibit 4.11 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.8	(1)	-	Amendment No. 2 to the Amended and Restated UTI Energy Corp. 1997 Long-Term Incentive Plan adopted by the Board of Directors on April 27, 2000 (incorporated by reference to Exhibit 4.3 to UTI’s Registration Statement on Form S-8 (No. 333-52916)).

4.9		-	Form of Warrant to purchase an aggregate of 150,000 shares of common stock at $13.25 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

4.10		-	Form of Warrant to purchase an aggregate of 50,000 shares of common stock at $17.50 per share, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

4.11		-	Form of Note Payable, in the aggregate amount of $7.79 million, which was issued to the former shareholders of Suits Enterprises, Inc. listed on such exhibit in the amounts set forth opposite such former shareholder’s name on such exhibit (incorporated by reference from UTI’s Quarterly Report on Form 10-Q for the six months ended June 30, 1998).

4.12		-	Loan and Security Agreement, dated November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and Suits Drilling Company as Borrowers (incorporated by reference to Exhibit 4.15 to UTI’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number			Title or Description

4.13		-	First Amendment dated as of May 2, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and Suits Drilling Company as Borrowers (incorporated by reference to Exhibit 4.16 to UTI’s Registration Statement on Form S-3 (No. 333-42576)).

4.14		-	Second Amendment dated as of May 18, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., GMAC Business Credit, LLC and Foothill Capital Corporation as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company and Norton Drilling Services, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and Suits Drilling Company as Borrowers (incorporated by reference to Exhibit 4.17 to UTI’s Registration Statement on Form S-3 (No. 333-42576)).

4.15		-	Third Amendment dated as of October 18, 2000 to the Loan and Security Agreement, dated as of November 22, 1999, by and among The CIT Group/Business Credit, Inc., Foothill Capital Corporation, GMAC Business Credit, LLC and The CIT Group/Equipment Financing, Inc. as Lenders, UTI Energy Corp., UTICO, Inc., UTICO Hard Rock Boring, Inc., International Petroleum Service Company, Norton Drilling Services, Inc. and Norton Drilling Company Mexico, Inc. as Guarantors and UTI Drilling, L.P., Norton Drilling LP, a successor in interest by conversion to Norton Drilling Company, Universal Well Services, Inc., UTI Management Services, L.P. and Suits Drilling Company as Borrowers (incorporated by reference from UTI's Quarterly Report on Form 10-Q for the nine months ended September 30, 2000).

10.1		-	For additional material contracts see Exhibits 4.3 through 4.14.

10.2	(1)	-	Amended and Restated Employment Agreement with Vaughn E. Drum dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to UTI’s Current Report on Form 8-K dated January 27, 1997).

21.1	(2)	-	List of subsidiaries of UTI.

23.1	(2)	-	Consent of Ernst & Young LLP.

(1)	Management contract or compensatory plan, identified as required by Item 14(a)(3) of Form 10-K.

(2)	Filed herewith as part of this Form 10-K.

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

(b) Reports on Form 8-K

To report an Underwriting Agreement, pursuant to Item 5 of Form 8-K, UTI filed a Form 8-K with the Securities and Exchange Commission dated December 19, 2000.

To report an Underwriting Agreement, pursuant to Item 5 of Form 8-K, UTI filed a Form 8-K with the Securities and Exchange Commission dated December 12, 2000.

UTI ENERGY CORP.
CONSOLIDATED FINANCIAL STATEMENTS

F–1

Report of Independent Auditors

To the Board of Directors
UTI Energy Corp.

We have audited the accompanying consolidated balance sheets of UTI Energy Corp. as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTI Energy Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas February 16, 2001

F–2

UTI ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(All share amounts reflect the 2:1 stock split effective October 3, 2000)
(in thousands)

	December 31,

	2000	1999

	ASSETS

CURRENT ASSETS

Cash and cash equivalents	$7,561	$7,547

Accounts receivable, net of allowance for doubtful accounts of $1,959 in 2000 and $3,143 in 1999	59,482	33,522

Federal income tax receivables	—	5,043

Materials and supplies	767	748

Deferred income taxes	1,957	1,762

Prepaid expenses	2,387	1,487

	72,154	50,109

PROPERTY AND EQUIPMENT

Land	1,150	1,224

Buildings and improvements	3,539	3,538

Machinery and equipment	316,288	245,033

Oil and natural gas working interests	1,359	1,856

	322,336	251,651

Less accumulated depreciation and amortization	84,049	62,807

	238,287	188,844

GOODWILL, less accumulated amortization of $5,144 in 2000 and $3,616 in 1999	17,733	19,261

OTHER ASSETS	1,633	2,368

	$329,807	$260,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$37,449	$19,672

Accrued payroll and related costs	7,056	4,536

Accrued workers compensation	3,999	871

Other accrued expenses	5,061	4,135

	53,565	29,214

LONG-TERM DEBT	55,000	32,196

DEFERRED INCOME TAXES	41,816	41,668

OTHER LIABILITIES	438	472

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value, 5,000 shares authorized, 0 shares issued or outstanding in 2000 and 1999	—	—

Common Stock, $.001 par value, 100,000 shares authorized, 38,772 shares issued and 37,566 outstanding in 2000, 36,865 shares issued and 35,659 outstanding in 1999	38	37

Additional capital	152,377	144,293

Retained earnings	36,548	22,707

Accumulated other comprehensive income	30	—

Treasury Stock, 1,206 shares in 2000 and 1999, at cost	(10,005)	(10,005)

	178,988	157,032

	$329,807	$260,582

See accompanying notes.

F–3

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All per share and share amounts reflect the 2:1 stock split effective October 3, 2000)
(in thousands, except per share amounts)

	Years Ended December 31,

	2000	1999	1998

REVENUES	$275,543	$155,775	$186,157

COSTS AND EXPENSES

Direct operating costs (excluding depreciation and amortization)	208,825	123,240	138,935

Selling, general and administrative	11,959	10,170	10,781

Provisions for bad debts	(456)	548	1,143

Other charges (income)	(483)	(2,861)	206

Depreciation and amortization	28,331	24,122	19,529

	248,176	155,219	170,594

OPERATING INCOME	27,367	556	15,563

OTHER INCOME (EXPENSE) Interest expense	(5,111)	(4,168)	(3,815)

Interest income	378	602	1,084

Other, net	170	(17)	271

	(4,563)	(3,583)	(2,460)

INCOME (LOSS) BEFORE INCOME TAXES	22,804	(3,027)	13,103

INCOME TAXES	8,634	(425)	5,235

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	14,170	(2,602)	7,868

EXTRAORDINARY ITEM, net of tax of $197	(329)	—	—

NET INCOME (LOSS)	$13,841	$(2,602)	$7,868

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.38	$(0.08)	$0.24

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.36	$(0.08)	$0.23

AVERAGE COMMON SHARES OUTSTANDING

Basic	36,860	33,984	32,139

Diluted	38,817	33,984	33,590

See accompanying notes.

F–4

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(All share amounts reflect the 2:1 stock split effective October 3, 2000)
(in thousands)

	Common Stock					Accumulated
						Other
	Number	Par	Additional	Retained	Restricted	Comprehensive	Treasury
	of Shares	$.001	Capital	Earnings	Stock	Income	Stock	Total

Balance at December 31, 1997	32,294	$32	$120,192	$17,441	$(45)	$—	$—	$137,620

Net income	—	—	—	7,868	—	—	—	7,868

Redemption of Redeemable Stock	—	1	6,701	—	—	—	(6,702)	—

Warrants issued	—	—	411	—	—	—	—	411

Exercise of options	313	—	1,505	—	—	—	—	1,505

Purchase of Treasury Stock	(588)	—	—	—	—	—	(3,303)	(3,303)

Vesting of restricted stock plan	—	—	—	—	45	—	—	45

Balance at December 31, 1998	32,019	33	128,809	25,309	—	—	(10,005)	144,146

Net loss	—	—	—	(2,602)	—	—	—	(2,602)

Issuance of Common Stock	2,596	3	13,262	—	—	—	—	13,265

Exercise of options	1,044	1	2,222	—	—	—	—	2,223

Balance at December 31, 1999	35,659	37	144,293	22,707	—	—	(10,005)	157,032

Net income	—	—	—	13,841	—	—	—	13,841

Foreign currency translation	—	—	—	—	—	30	—	30

Exercise of warrants	1,054	—	694	—	—	—	—	694

Exercise of options	853	1	7,390	—	—	—	—	7,391

Balance at December 31, 2000	37,566	$38	$152,377	$36,548	$—	$30	$(10,005)	$178,988

See accompanying notes.

F–5

UTI ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$13,841	$(2,602)	$7,868

Adjustments to reconcile net income to net cash provided by operations
Depreciation	26,136	21,924	17,630

Amortization	2,195	2,198	1,899

Deferred income taxes	6	2,208	2,549

Amortization of debt discount	594	475	475

Stock compensation expense	—	—	45

Tax benefit on exercised stock options	4,353	699	828

Provisions for bad debts	—	282	1,104

Gain on disposal of fixed assets	(483)	(3,121)	(579)

Change in operating assets and liabilities, net of effect of businesses acquired
Receivables and prepaids	(21,816)	(4,079)	5,445

Materials and supplies	(19)	(109)	477

Accounts payable and accruals	24,350	(2,255)	(3,450)

Other	35	(1,220)	(2,723)

Net cash provided by operating activities	49,192	14,400	31,568

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(38,669)	(9,444)	(37,429)

Acquisitions, net of cash	(38,820)	(7,540)	(34,300)

Net proceeds from disposition	—	4,935	—

Proceeds from sale of property and equipment	2,404	1,286	1,530

Net cash used by investing activities	(75,085)	(10,763)	(70,199)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long-term debt	61,976	—	—

Repayments of long-term debt	(39,766)	(7,951)	(52)

Repurchased stock	—	—	(10,005)

Proceeds from issuance of Common Stock	3,731	1,524	678

Net cash provided (used) by financing activities	25,941	(6,427)	(9,379)

NET INCREASE (DECREASE) IN CASH AND CASH

EQUIVALENTS	48	(2,790)	(48,010)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND

CASH EQUIVALENTS	(34)	—	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,547	10,337	58,347

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,561	$7,547	$10,337

See accompanying notes.

F–6

UTI ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All share amounts reflect the 2:1 stock split effective October 3, 2000)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      UTI Energy Corp. is a leading provider of onshore contract drilling services to companies that explore for and produce oil and natural gas. UTI was incorporated in Delaware and commenced its current business on December 31, 1986. UTI operates one of the largest fleets of drilling rigs used to drill oil and natural gas wells on land in North America. A drilling rig includes the structure, power source and machinery necessary to allow a drill bit to penetrate rock to a depth desired by the customer. UTI’s drilling rigs operate in the oil and natural gas producing basins of Texas, Oklahoma, New Mexico and Western Canada. As of December 31, 2000, UTI’s fleet consisted of 144 land drilling rigs.

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

F–7

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

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

      UTI capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For the year ended December 31, 2000, UTI capitalized approximately $.4 million of interest in connection with various capital projects. Prior to 2000, capitalized interest was not significant.

      Oil and Natural Gas Working Interests

      UTI accounts for its oil and natural gas operations under the successful efforts method of accounting. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and natural gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense as incurred. The capitalized costs are depreciated, depleted and amortized on the units-of-production method, based on estimates of recoverable proved developed oil and natural gas reserves of each respective field.

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

F–8

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2001, and requires all derivatives to be recognized at fair value on the balance sheet. UTI adopted SFAS 133 on January 1, 2001. The change is not expected to have a significant effect on UTI’s financial statements.

      Reclassifications

      Certain items in the prior years' financial statements have been reclassified to conform with the presentation in the current year.

F–9

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

2. ACQUISITIONS

      (a) Peterson Drilling Company

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

      (b) LaMunyon Drilling Corporation

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

F–10

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

2. ACQUISITIONS (Continued)

      (c) Suits Enterprises, Inc.

      On July 31, 1998, UTI acquired Suits Enterprises, Inc. for approximately $11.1 million. This $11.1 million was comprised of $2.9 million in cash, $7.8 million in 7% four-year notes and five-year warrants to purchase 200,000 shares of UTI common stock. Warrants to purchase 150,000 shares of UTI’s common stock are exercisable at $13.25 per share and warrants to purchase 50,000 shares of UTI’s common stock are exercisable at $17.50 per share. Using the Black-Scholes valuation model, the warrants were valued at $2.14 and $1.81 per respective warrant. Warrants to purchase 78,750 shares of UTI’s common stock have been exercised through December 31, 2000. The acquisition has been accounted for using the purchase method of accounting. Suits’ operating results since July 31, 1998 have been consolidated with the operating results of UTI. Suits’ assets included seven land drilling rigs, drilling equipment and rolling stock. The fair market value of the drilling rigs and related equipment was estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$17,856

Goodwill	—

Deferred Taxes	(6,460)

Other Liabilities Assumed, net	(306)

Purchase Price	$11,090

      (d) Norton Drilling Services, Inc.

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

F–11

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

2. ACQUISITIONS (Continued)

      (e) Schneider Drilling Corporation

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

      (f) Phelps Drilling International Ltd.

      On May 5, 2000, UTI acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million in cash. Phelps’ assets and operations are located in the Canadian provinces of Alberta, British Columbia and Saskatchewan. The acquisition has been accounted for under the purchase method of accounting. Phelps’ operating results since May 5, 2000 have been consolidated with the operating results of UTI. The acquired assets consisted of fourteen land drilling rigs, drilling equipment and other equipment used in Phelps’ land drilling business. The fair market value of the drilling rigs and related equipment was estimated and the purchase price was allocated as follows (in thousands):

Property and Equipment	$31,170

Goodwill	—

Other Liabilities Assumed, net	(1,559)

Purchase Price	$29,611

      (g) Asset Swap

      On May 15, 2000, UTI, in a nonmonetary exchange of similar productive assets, acquired a drilling rig in exchange for certain drilling rig components and drill pipe with a net book value of approximately $970,000. No gain or loss was recognized on this transaction.

F–12

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

2. ACQUISITIONS (Continued)

      (h) Asset Acquisitions

      On September 1, 2000, UTI acquired one drilling rig for $1.25 million in cash which was placed in service in October of 2000.

      On September 5, 2000, UTI acquired three drilling rigs for $6.4 million in cash.

3. LONG-TERM DEBT

      UTI’s long-term debt at December 31, 2000 and 1999 consisted of the following:

	December 31,

	2000	1999

	(in thousands)

Revolving credit facility	$50,710	$—

Subordinated notes	—	25,000

Promissory notes	4,290	7,790

	55,000	32,790

Less: unamortized discount	—	594

	$55,000	$32,196

      Revolving Credit Facility

      On November 22, 1999, UTI entered into a $65.0 million revolving credit facility. The initial term of the facility is for four years with automatic annual renewals thereafter unless terminated by either party. An early termination fee applies if UTI terminates before the four-year anniversary date. The maximum borrowings under this revolving credit facility were increased to $75.0 million in May of 2000 and were increased to $90.0 million in October of 2000. UTI incurs a fee of .375% per annum on the unused facility amount. Under the revolving credit facility, UTI may use up to $10.0 million for letters of credit. The amount used for letters of credit decreases the borrowing base of the facility. At December 31, 2000, UTI had a $2.6 million standby letter of credit issued under the facility. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75% or prime. The actual rate charged above LIBOR (1.75% at December 31, 2000) is based on UTI’s trailing twelve-month EBITDA. UTI’s assets secure the facility. The facility has restrictions customary in financial instruments of this type including restrictions on certain investments, acquisitions and loans. If availability under the facility is less than $20.0 million then covenants related to net worth and earnings before income taxes and depreciation apply.

F–13

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

3. LONG-TERM DEBT (Continued)

      Prior to entering into the $65.0 million revolving credit agreement, UTI maintained a $30.0 million revolving credit agreement with a bank. There were no borrowings under this facility in 1999. A $1.6 million standby letter of credit was issued under this agreement.

      Subordinated Notes

      On April 11, 1997, UTI issued $25.0 million principal amount of 12.0% subordinated notes due 2001. The proceeds of the notes were $24.5 million after discount. The subordinated notes were issued along with seven-year warrants to purchase 2.4 million shares of UTI’s common stock at an exercise price of $5.42 per share. UTI assigned a value of $1.4 million to the warrants issued. UTI was amortizing the cost of the warrants to interest expense over the life of the borrowing. The notes were repaid in 2000 from the proceeds of borrowings under the revolving credit facility.

      Promissory Notes

      On July 31, 1998, UTI issued $7.8 million principal amount of unsecured promissory notes. An early principal payment of $3.5 million became payable because the average trading value of UTI’s common stock for thirty consecutive days exceeded $15.00 per share on March 9, 2000. The repayments were funded by long-term borrowings under the revolving credit facility. The notes bear interest at 7% and, except for the $3.5 million discussed above, mature on July 31, 2002. The notes were issued in connection with the acquisition of Suits.

4. LEASES

      Future minimum payments, for each year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2000 (in thousands):

2001	$610

2002	417

2003	144

2004	70

2005	23

Total minimum lease payments	$1,264

      The following table shows the approximate rental expense, consisting primarily of daily rental charges for the use of drilling equipment, for the last three years (in thousands):

2000	1999	1998

$6,822	$3,059	$2,459

F–14

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

5. CONTINGENCIES

      UTI is involved in several claims arising in the ordinary course of business. UTI’s management believes that all of these claims are covered by insurance or that these matters will not have a material adverse effect on UTI’s financial statements.

      UTI is partially self-insured for employee health insurance claims and incurs a maximum of $100,000 per employee under medical claims. UTI was self-insured for workers compensation for certain years prior to 2000 and incurs a maximum of $250,000 per event for workers compensation claims. Although UTI believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, management’s estimates of these liabilities may change in the future as circumstances develop.

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

      UTI’s operations routinely involve the handling of various materials, including hazardous materials. UTI may be exposed to liability under numerous state and federal environmental laws, rules and regulations, including dealing with hazardous materials. In addition, environmental laws and regulations including The Comprehensive Environmental Response, Compensation and Liability Act (also known as the “Superfund Law”), may impose strict liability whereby UTI could be liable for clean-up costs, even if the situation resulted from previous conduct of UTI that was lawful at the time conducted or from improper conduct of or conditions caused by previous property owners or other persons not associated with UTI. UTI maintains insurance coverage against some environmental liabilities, including pollution caused by sudden and accidental oil spills.

      Management believes it has adequately reserved for these contingencies. Management is of the opinion that the outcome of known and potential claims will not have a material adverse effect on UTI’s operations.

F–15

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

6. SHAREHOLDERS’ EQUITY

      At UTI’s Annual Meeting held on July 26, 2000, the stockholders approved an amendment to UTI’s Restated Certificate of Incorporation that increased the number of authorized shares of common stock from 50 million to 100 million. In addition, at the Annual Meeting, the stockholders approved an amendment to the Restated Certificate of Incorporation to eliminate Class A common stock.

      At UTI’s Board of Directors Meeting held on July 26, 2000, the board approved a resolution to eliminate Class A Preferred Stock and to restate the Certificate of Incorporation.

      On September 14, 2000, UTI’s Board of Directors authorized a two for one stock split in the form of a stock dividend. The stock dividend was paid on October 3, 2000 to stockholders of record on September 25, 2000. As a result of the stock split, all share and per share data contained herein have been restated to reflect the effect of the two for one stock split.

7. EXTRAORDINARY ITEM

      UTI recorded an extraordinary loss of $329,000 after taxes ($.01 per share) as a result of the early retirement of its $25.0 million subordinated notes. The redemption of 12.0% debt was financed with proceeds from the revolving credit facility with interest rates between LIBOR plus 1.75% to prime. At December 31, 2000, prime interest rate was 9.5%. The loss consisted primarily of the write-off of the discount, deferred interest and financing fees.

8. OTHER CHARGES (INCOME)

      During 1999 and 1998, UTI incurred charges related to a series of actions taken to:

•	improve efficiency
•	increase productivity
•	make UTI more competitive in the marketplace

      The actions included the reduction of regional operating offices and reductions of UTI’s administrative staff. These charges were $.3 million and $.8 million for the years ended December 31, 1999 and 1998, respectively. There were no accruals at December 31, 2000 or December 31, 1999 related to these charges.

      In March 1999, UTI sold certain land drilling assets of International Petroleum Service Company, its wholly owned subsidiary, to an unrelated party for $5.6 million. A pre-tax gain of $2.8 million was realized as a result of the sale. Included in the sale were:

•	five land drilling rigs
•	related support equipment
•	rolling stock
•	spare parts and supplies

F–16

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

9. INCOME TAXES

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of UTI’s deferred tax assets and liabilities are as follows:

	December 31,

	2000	1999

	(in thousands)
Deferred tax assets:

Alternative minimum tax credits	$2,754	$614

Investment tax credits	—	21

Accrued expenses	4,158	1,988

Total deferred tax asset	6,912	2,623

Deferred tax liabilities:

Depreciation	(46,771)	(42,529)

Net deferred tax liability	$(39,859)	$(39,906)

      UTI’s investment tax credit carryforwards expired in 2000. UTI’s alternative minimum tax credit carryforwards may be carried forward indefinitely. UTI’s valuation allowance related to these tax credit carryforwards is zero since management believes that these credits will be utilized to offset future tax. UTI’s management adjusts the valuation allowance as circumstances change affecting the expected realization of the deferred tax assets.

      The components of the provision for income taxes are as follows:

	Years Ended December 31,

	2000	1999	1998

	(in thousands)
Current:

Federal	$8,466	$(3,031)	$2,372

State	(35)	398	314

	8,431	(2,633)	2,686

Deferred:

Federal	(791)	2,281	2,540

Foreign	470	—	—

State	327	(73)	9

	6	2,208	2,549

	$8,437	$(425)	$5,235

F–17

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

9. INCOME TAXES (Continued)

      The difference between tax expense computed at the federal income tax rate of 35% for 2000, 1999 and 1998 and actual tax expense is as follows:

	Years Ended December 31,

	2000	1999	1998

	(in thousands)

Taxes applied to pre-tax income	$7,797	$(1,059)	$4,586

State income tax, net of federal benefit	190	211	204

Foreign taxes	119	—	—

Permanent differences, principally nondeductible expenses	557	423	588

Other	(226)	—	(143)

	$8,437	$(425)	$5,235

10. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	2000	1999	1998

	(in thousands, except per share amounts)
Numerator:

Net income (loss)	$13,841	$(2,602)	$7,868

Denominator:

Denominator for basic earnings per share —weighted-average shares	36,860	33,984	32,139

Effect of dilutive securities:

Stock options	1,726	—	1,298

Warrants	231	—	153

Dilutive potential common shares	1,957	—	1,451

Denominator for diluted earnings per share —adjusted weighted-average shares and assumed conversions	38,817	33,984	33,590

Basic earnings (loss) per share	$0.38	$(0.08)	$0.24

Diluted earnings (loss) per share	$0.36	$(0.08)	$0.23

      Options to purchase 1,060,000 shares of UTI’s common stock and warrants to purchase 294,000 shares of UTI’s common stock were not included in the computation of diluted earnings per share for 1999 as the effect would have been antidilutive due to the net loss for the year.

F–18

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

11. RELATED-PARTY TRANSACTIONS

      A director of UTI is an officer of a group of related companies that are both vendors and customers of UTI. UTI purchased $5.7 million of supplies, materials and drill pipe from that vendor during 2000. UTI owed that vendor $2.7 million at December 31, 2000. UTI provided services worth $.8 million during 2000 to that customer. At December 31, 2000, that customer owed UTI $.5 million.

      UTI has employment contracts with certain of its executive officers.

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,

	2000	1999	1998

	(in thousands)
Noncash Investing and Financing Activities:
Norton acquisition with UTI common stock	$—	$13,284	$—

Norton acquisition, deferred tax liability recorded	—	6,073	—

Peterson acquisition, deferred tax liability recorded	—	—	7,360

Suits acquisition with long-term debt issued	—	—	7,790

Suits acquisition with warrants granted	—	—	411

Suits acquisition, deferred tax liability recorded	—	—	6,460

Cash Paid During the Period for:
Interest	$4,980	$3,561	$3,239

Income taxes	119	964	7,996

13. WARRANTS

      At December 31, 2000, warrants to purchase 121,250 shares of UTI’s common stock were outstanding. The exercise price ranges from $13.25 to $17.50 and the warrants expire on July 31, 2003.

14. STOCK PLANS

      At December 31, 2000, UTI has authorized options to purchase UTI common stock under the following stock plans:

		Options
	Authorized	Available for
Plan Name	Options	Future Grants

Non-Employee Director Stock Option Plan	600,000	405,000

1996 Employee Stock Option Plan	1,800,000	12,600

1997 Long-Term Incentive Plan	3,800,000	1,217,500

Norton 1997 Stock Option Plan	213,650	0

F–19

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

14. STOCK PLANS (Continued)

      Other pertinent data related to the stock option plans are as follows:

Plan Name	Vesting	Term

Non-Employee Director Stock Option Plan	1 year	5 years

1996 Employee Stock Option Plan	1 - 5 years	5 - 10 years

1997 Long-Term Incentive Plan	1 - 5 years	5 - 10 years

Norton 1997 Stock Option Plan	3 years	10 years

      On August 12, 1998, certain of the options under the 1996 Employee Stock Option Plan and the 1997 Long-Term Incentive Plan were repriced. The original exercise prices of $5.69, $6.97, $8.13, $10.00 and $15.81 were repriced to $4.94 (the fair market value on the date of repricing). The repricing did not have an effect on UTI’s results of operations or future accounting for the plan.

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

	2000	1999	1998

Risk-free interest rates	6.33%	4.53%	4.91%

Dividend yield	0.00%	0.00%	0.00%

Volatility factors	1.1385	1.219	0.669

Expected life of the option	4.0 years	2.0 years	3.20 years

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

F–20

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

14. STOCK PLANS (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. UTI’s pro forma information follows:

	Years Ended December 31,

	2000	1999	1998

	(in thousands, except per share amounts)

Pro forma net income (loss)	$11,220	$(4,381)	$5,105

Pro forma earnings (loss) per share:

Basic	$0.30	$(0.13)	$0.16

Diluted	$0.29	$(0.13)	$0.15

Weighted-average fair value of options granted per share	$14.00	$3.42	$2.56

      A summary of UTI’s stock option activity and related information for the years ended December 31 follows:

		Weighted-
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, December 31, 1997	3,948,950	$6.00

Granted	2,012,750	5.26

Exercised	(312,960)	2.16

Canceled	(1,814,250)	11.09

Outstanding, December 31, 1998	3,834,490	3.53

Granted	1,485,754	5.57

Exercised	(1,043,110)	1.46

Canceled	(68,062)	5.39

Outstanding, December 31, 1999	4,209,072	4.73

Granted	531,000	18.05

Exercised	(1,014,747)	3.23

Canceled	(9,879)	16.09

Outstanding, December 31, 2000	3,715,446	$7.01

Exercisable, December 31,

1997	2,246,344	$3.93

1998	2,605,240	2.73

1999	2,091,348	4.08

2000	1,875,751	5.24

F–21

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

14. STOCK PLANS (Continued)

      Exercise price for options outstanding as of December 31, 2000 ranged from $3.66 per share to $32.88 per share. The weighted-average remaining contractual life of those options is 6.96 years.

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

      Until such time that the rights become exercisable, the rights will be evidenced by the certificates representing the shares of common stock and may only be traded with such shares. Each right, once exercisable, will entitle the registered holder to purchase from UTI one one-thousandth of a share of UTI’s Series I Preferred Stock, par value $.01 per share, at a price of $21.25 per one one-thousandth of a share, subject to adjustments.

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

15. DEFINED CONTRIBUTION PLANS

      UTI maintains defined contribution plans for the benefit of its employees. Prior to January 1, 2000, employees were eligible to participate upon reaching 21 years of age and completion of one year of service with 1,000 or more active work hours. Effective January 1, 2000, employees are eligible to participate after one hour of service without regard to their age. UTI currently matches $.50 for each dollar contributed by the employee up to 4% of the employee’s total annual compensation. The following table shows the matching that UTI made for the last three years:

2000	1999	1998

$634,000	$289,000	$298,000

F–22

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

16. COMPREHENSIVE INCOME

	Years Ended December 31,

	2000	1999	1998

	(in thousands)

Net income (loss)	$13,841	$(2,602)	$7,868

Other comprehensive income:

Foreign currency translation	30	—	—

Comprehensive income (loss)	$13,871	$(2,602)	$7,868

17. FINANCIAL INSTRUMENTS

      Cash, cash equivalents and trade accounts receivable are the financial instruments that potentially subject UTI to significant concentrations of credit risk. UTI performs ongoing credit evaluations of its customers and generally does not require material collateral. UTI provides allowances for potential credit losses when necessary.

      UTI maintains cash balances with various financial institutions. These financial institutions are located throughout North America. UTI’s policy is designed to limit exposure to any one institution. However, at December 31, 2000, UTI had 68% of its cash and cash equivalents in one institution. UTI performs periodic evaluations of the relative credit standing of those financial institutions to ensure high credit quality.

      Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the balance sheets approximate fair value.

      Long-term debt: The carrying amounts included in the balance sheets of UTI’s borrowings under its revolving credit facility and promissory notes approximate fair value. The fair value was estimated by management based upon estimates of current interest rates available at the balance sheet date for similar issues.

18. INDUSTRY SEGMENT INFORMATION

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

F–23

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

18. INDUSTRY SEGMENT INFORMATION (Continued)

      The other category in the segment breakdown is attributable to investments in oil and natural gas properties. This segment has not met the quantitative thresholds for determining reportable segments. There are no intersegment sales and transfers.

	Years Ended
	December 31,

	2000	1999	1998

	(in thousands)
Revenues:

Land Drilling	$253,887	$134,870	$162,600

Pressure Pumping	21,465	20,721	23,365

Other	191	184	192

	$275,543	$155,775	$186,157

Selling, General and Administrative:

Land Drilling	$3,943	$2,818	$3,767

Pressure Pumping	3,197	3,457	3,216

Other	—	—	—

	7,140	6,275	6,983

Corporate	4,819	3,895	3,798

	$11,959	$10,170	$10,781

Operating Income:

Land Drilling(1)	$28,670	$(1,953)	$13,915

Pressure Pumping(1)	3,282	3,662	5,098

Other(1)	56	39	19

	32,008	1,748	19,032

Corporate	(5,124)	(4,053)	(3,263)

Other Charges (Income)	483	2,861	(206)

	$27,367	$556	$15,563

Depreciation and Amortization:

Land Drilling	$26,369	$22,490	$18,350

Pressure Pumping	1,584	1,391	1,043

Other	73	82	58

	28,026	23,963	19,451

Corporate	305	159	78

	$28,331	$24,122	$19,529

F–24

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

18. INDUSTRY SEGMENT INFORMATION (Continued)

	Years Ended
	December 31,

	2000	1999	1998

	(in thousands)

Acquisitions of Property and Equipment:

Land Drilling	$34,186	$7,116	$32,912

Pressure Pumping	4,426	2,307	3,895

Other	12	—	50

	38,624	9,423	36,857

Corporate	45	21	572

	$38,669	$9,444	$37,429

	December 31,	December 31,
	2000	1999

	(in thousands)

Segment Assets:

Land Drilling	$306,246	$233,341

Pressure Pumping	16,114	16,399

Other	169	318

	322,529	250,058

Corporate	7,278	10,524

	$329,807	$260,582

(1)	Operating income is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, other charge, interest or income taxes.

      One customer of UTI’s land drilling segment, Anadarko Petroleum Corp., represented approximately 10% of consolidated revenue in 1999 and 11% of consolidated revenue in 1998.

F–25

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

18. INDUSTRY SEGMENT INFORMATION (Continued)

      The following tables set forth financial information with respect to UTI’s operations by geographic area:

	Years Ended
	December 31,

	2000	1999	1998

	(in thousands)
Revenues:

United States	$261,753	$155,775	$186,157

Canada	13,790	—	—

	$275,543	$155,775	$186,157

	December 31,	December 31,
	2000	1999

	(in thousands)
Long Term Assets:

United States	$225,195	$210,473

Canada	32,458	—

	$257,653	$210,473

Goodwill:

United States	$17,733	$19,261

Canada	—	—

	$17,733	$19,261

F–26

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

19. SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

      Quarterly financial information for the years ended December 31, 2000, 1999 and 1998 is as follows:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

	(in thousands, except per share amounts)

2000

Revenues	$54,273	$55,585	$72,331	$93,354	$275,543

Gross Profit(1)	4,203	5,092	10,870	18,222	38,387

Extraordinary Item, net of tax	—	—	(329)	—	(329)

Net Income	304	745	3,898	8,894	13,841

Earnings Per Share(2) Basic	0.01	0.02	0.11	0.24	0.38

Diluted	0.01	0.02	0.10	0.23	0.36

1999

Revenues	$32,536	$28,884	$42,396	$51,959	$155,775

Gross Profit(1)	795	95	3,040	4,483	8,413

Net Income (Loss)	(256)	(2,928)	(355)	937	(2,602)

Earnings (Deficit) Per Share(2) Basic	(0.01)	(0.09)	(0.01)	0.05	(0.08)

Diluted	(0.01)	(0.09)	(0.01)	0.05	(0.08)

1998

Revenues	$48,317	$48,403	$48,690	$40,747	$186,157

Gross Profit(1)	9,126	8,535	7,371	2,661	27,693

Net Income (Loss)	3,547	3,102	1,624	(405)	7,868

Earnings (Deficit) Per Share(2) Basic	0.11	0.10	0.05	(0.01)	0.24

Diluted	0.10	0.09	0.05	(0.01)	0.23

(1)	Gross profit represents revenues minus direct operating costs and depreciation and amortization and excludes provisions for bad debts, other charges (income), and selling, general and administrative expenses.

(2)	Earnings (deficit) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

F–27

UTI ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All share amounts reflect the 2:1 stock split effective October 3, 2000)

20. SUBSEQUENT EVENTS

      In January of 2001, UTI acquired six land drilling rigs located in the United States through three separate transactions for $13.2 million in cash, increasing UTI’s capacity.

      On February 5, 2001, UTI announced that its Board of Directors along with the Board of Directors of Patterson Energy Inc. approved a merger of the two companies. According to the terms of the merger agreement between UTI and Patterson, shareholders of UTI will receive one share of Patterson common stock for each share of UTI common stock and Patterson will assume UTI’s outstanding options and warrants. The board of directors of the new company will consist of eleven directors, six of which will be selected by Patterson and five of which would be selected by UTI. Although the merger agreement does not specify who will be the officers of the new company, management of UTI understands that Mark S. Siegel, UTI’s Chairman of the Board, would be the Chairman of the Board and Cloyce A. Talbott, Patterson’s Chairman of the Board and Chief Executive Officer, would be Chief Executive Officer. The combined company will be the second largest United States land-based drilling service contractor with 302 drilling rigs and will be called “Patterson-UTI Energy, Inc.”

      Under the terms of the merger agreement, both UTI and Patterson have agreed not to solicit competing offers, but the boards of directors of each company are free to consider and accept an unsolicited offer if, based on advice of counsel, it believes it must do so in the exercise of its fiduciary duty. In the event a party accepts an unsolicited offer, or its board of directors withdraws its recommendation in light of an unsolicited offer, or the shareholders do not vote to approve the merger because of an unsolicited offer, the other party would be entitled to receive a breakup fee of $32.5 million plus reimbursement of expenses of up to $2.5 million. In the event the shareholders of one party do not vote to approve the merger and the other party is not in default and is ready, willing and able to perform its agreement, the party whose shareholders vote against the merger will be required to pay to the other party $2.5 million, plus up to an additional $2.5 million in expenses.

      The merger is subject to customary conditions to closing, including approval by the shareholders of both companies, as well as any necessary regulatory filings and approvals, such as the anti-trust provisions of the Hart-Scott-Rodino Act. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

F–28

UTI ENERGY CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions(1)

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Acquisition		at End of
Description	of Period	Expenses	Costs	Deductions(2)	Period

	(in thousands)
Year Ended December 31, 2000

Deducted from asset accounts:

Allowance for doubtful accounts	$3,143	$(456)	$(101)	$627	$1,959

Year Ended December 31, 1999

Deducted from asset accounts:

Allowance for doubtful accounts	$1,919	$548	$942	$266	$3,143

Year Ended December 31, 1998

Deducted from asset accounts:

Allowance for doubtful accounts	$815	$1,143	$—	$39	$1,919

(1)	Net of recoveries.

(2)	Uncollectible accounts written off.

S–1

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

Signature	Title	Date

/s/ MARK S. SIEGEL	Chairman and Director	February 22, 2001

Mark S. Siegel

/s/ VAUGHN E. DRUM	President, Chief Executive Officer and Director	February 22, 2001

Vaughn E. Drum

/s/ JOHN E. VOLLMER III	Senior Vice President, Secretary, Treasurer and Chief Financial Officer	February 22, 2001

John E. Vollmer III

/s/ BRUCE SAUERS	Vice President and Chief Accounting Officer	February 22, 2001

Bruce Sauers

/s/ KENNETH N. BERNS	Director	February 22, 2001

Kenneth N. Berns

/s/ CURTIS W. HUFF	Director	February 22, 2001

Curtis W. Huff

/s/ TERRY H. HUNT	Director	February 22, 2001

Terry H. Hunt

/s/ NADINE C. SMITH	Director	February 22, 2001

Nadine C. Smith

/s/ ROBERT B. SPEARS	Director	February 22, 2001

Robert B. Spears

EXHIBIT INDEX

Exhibit
Number		Title or Description

2.2	-	Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, schedules and similar attachments to the Agreement and Plan of Merger have not been filed with this exhibit. The Patterson Energy, Inc. Disclosure Schedule and the UTI Energy Corp. Disclosure Schedule contain information relating to the representations and warranties contained in Article II and Article III, respectively, of the Agreement and Plan of Merger. UTI agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission upon request.

3.4	-	Amendment to Rights Agreement, dated February 9, 2001, between UTI Energy Corp. and Mellon Investor Services LLC.

21.1	-	List of subsidiaries of UTI.

23.1	-	Consent of Ernst & Young LLP.