Form 10-Q
period 2001-03-31
UTI ENERGY CORP
filed 2001-04-18
CIK 912899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

37,660,257 shares of Common Stock as of April 17, 2001.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income for the Three Months ended March 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	23

	Signatures	24

PART I    FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

UTI ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,885	$7,561

Accounts receivable, net of allowance for doubtful accounts of $1,955 in 2001 and $1,959 in 2000	68,582	59,482

Material and supplies	783	767

Deferred income taxes	2,142	1,957

Prepaid expenses and other	4,875	2,387

	82,267	72,154

PROPERTY AND EQUIPMENT

Land	1,150	1,150

Buildings and improvements	3,579	3,539

Machinery and equipment	354,677	316,288

Oil and natural gas working interests	1,359	1,359

	360,765	322,336

Less accumulated depreciation and amortization	91,037	84,049

	269,728	238,287

GOODWILL, less accumulated amortization of $5,526 in 2001 and $5,144 in 2000	17,351	17,733

OTHER ASSETS	1,446	1,633

	$370,792	$329,807

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$47,883	$37,449

Accrued income taxes	7,873	1,331

Accrued payroll and related costs	6,788	7,056

Accrued workers compensation	3,399	3,999

Other accrued expenses	3,769	3,730

	69,712	53,565

LONG-TERM DEBT	64,000	55,000

DEFERRED INCOME TAXES	41,672	41,816

OTHER LIABILITIES	438	438

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value, 5,000 shares authorized, 0 shares issued or outstanding in 2001 and 2000	—	—

Common Stock, $.001 par value, 100,000 shares authorized, 38,866 issued and 37,660 outstanding in 2001, 38,772 shares issued and 37,566 outstanding in 2000	38	38

Additional capital	153,931	152,377

Retained earnings	52,598	36,548

Accumulated other comprehensive income (loss)	(1,592)	30

Treasury Stock, 1,206 shares in 2001 and 2000, at cost	(10,005)	(10,005)

	194,970	178,988

	$370,792	$329,807

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months
	Ended March 31,

	2001	2000

REVENUES	$108,390	$54,273

COSTS AND EXPENSES

Direct operating costs (excluding depreciation and amortization)	70,892	43,439

Selling, general and administrative	3,205	2,781

Other income	(117)	(95)

Depreciation and amortization	7,979	6,631

	81,959	52,756

OPERATING INCOME	26,431	1,517

OTHER INCOME (EXPENSE)

Interest expense	(963)	(1,208)

Interest income	55	145

Other, net	33	36

	(875)	(1,027)

INCOME BEFORE INCOME TAXES	25,556	490

INCOME TAXES	9,506	186

NET INCOME	$16,050	$304

BASIC EARNINGS PER COMMON SHARE	$0.43	$0.01

DILUTED EARNINGS PER COMMON SHARE	$0.41	$0.01

AVERAGE COMMON SHARES OUTSTANDING

Basic	37,599	36,116

Diluted	39,520	38,434

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months
	Ended March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$16,050	$304

Adjustments to reconcile net income to net cash provided by operations

Depreciation	7,432	6,082

Amortization	547	549

Deferred income taxes	(278)	(593)

Amortization of debt discount	—	119

Tax benefit on exercised stock options	995	2,249

Gain on disposal of fixed assets	(117)	(95)

Changes in operating assets and liabilities

Receivables and prepaids	(11,911)	(988)

Materials and supplies	(17)	(50)

Accounts payable and accruals	16,400	(813)

Other	21	(87)

Net cash provided by operating activities	29,122	6,677

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment	(25,169)	(4,236)

Acquisitions	(15,675)	—

Proceeds from sale of property and equipment	348	134

Net cash used by investing activities	(40,496)	(4,102)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from revolving credit facility	9,760	—

Repayments of revolving credit facility	(760)	—

Proceeds from exercise of stock options	559	1,217

Net cash provided by financing activities	9,559	1,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,815)	3,792

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	139	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,561	7,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,885	$11,339

See notes to condensed consolidated financial statements.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in UTI’s Annual Report on Form 10-K for the year ended December 31, 2000.

Property and Equipment

UTI capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For the three months ended March 31, 2001, UTI capitalized approximately $.4 million of interest in connection with various capital projects. Capitalized interest was not significant at
March 31, 2000.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of UTI’s operations except for UTI’s Canadian operations which uses the Canadian dollar as the functional currency. The effects of exchange rate changes are reflected as a separate component of shareholders’ equity.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized at fair value on the balance sheet. UTI adopted SFAS 133 on
January 1, 2001. The change did not have a significant effect on UTI’s financial statements.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain items in the prior period’s financial statements have been reclassified to conform with the presentation in the current period.

2.	ACQUISITIONS

Merger

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

Under the terms of the merger agreement, both UTI and Patterson have agreed not to solicit competing offers, but the boards of directors of each company are free to consider and accept an unsolicited offer if, based on advice of counsel, it believes it must do so in the exercise of its fiduciary duty. In the event a party accepts an unsolicited offer, or the shareholders do not vote to approve the merger because of an unsolicited offer, the other party would be entitled to receive a breakup fee of $32.5 million plus reimbursement of expenses of up to $2.5 million. In the event the shareholders of one party do not vote to approve the merger and the other party is not in default and is ready, willing and able to perform its agreement, the party whose shareholders vote against the merger will be required to pay to the other party $2.5 million, plus up to an additional $2.5 million in expenses.

The merger is subject to customary conditions to closing, including approval by the shareholders of both companies, as well as any necessary regulatory filings. The shareholder’s meetings are set for
May 8, 2001. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

2.	ACQUISITIONS (Continued)

Asset Acquisitions

In January 2001, UTI acquired six drilling rigs, through three separate transactions, for approximately $15.7 million in cash.

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

Property and Equipment	$31,170

Goodwill	—

Liabilities Assumed	(1,559)

Purchase Price	$29,611

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

3.	CONTINGENCIES

UTI is involved in several claims arising in the ordinary course of business. UTI’s management believes all of these claims are covered by insurance or that these matters will not have a material adverse effect on UTI’s financial statements.

UTI is partially self-insured for employee health insurance claims and incurs a maximum of $125,000 per employee under medical claims. UTI was self-insured for workers compensation for certain years prior to 2000 and incurs a maximum of $250,000 per event for workers compensation claims. Although UTI believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, management’s estimates of these liabilities may change in the future as circumstances develop.

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

UTI’s operations routinely involve the handling of various materials, including hazardous materials. UTI may be exposed to liability under numerous state and federal environmental laws, rules and regulations including dealing with hazardous materials. In addition, environmental laws and regulations including The Comprehensive Environmental Response, Compensation and Liability Act (also known as the “Superfund Law”), may impose strict liability whereby UTI could be liable for clean-up costs, even if the situation resulted from previous conduct of UTI that was lawful at the time conducted or from improper conduct of or conditions caused by previous property owners or other persons not associated with UTI. UTI maintains insurance coverage against some environmental liabilities, including pollution caused by sudden and accidental oil spills.

Management believes it has adequately reserved for these contingencies. Management is of the opinion that the outcome of known and potential claims will not have a material adverse effect on UTI’s operations.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2001	2000

	(in thousands, except per share amounts)

Numerator:

Net income	$16,050	$304

Denominator for basic earnings per share —weighted-average shares	37,599	36,116

Effect of dilutive securities:

Warrants	67	629

Stock options	1,854	1,689

Dilutive potential common shares	1,921	2,318

Denominator for diluted earnings per share —adjusted weighted-average shares and assumed conversions	39,520	38,434

Basic earnings per share	$0.43	$0.01

Diluted earnings per share	$0.41	$0.01

5.	COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2001	2000

	(in thousands)

Net income	$16,050	$304

Other comprehensive loss:

Foreign currency translation	(1,622)	—

Comprehensive income	$14,428	$304

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

6.	INDUSTRY SEGMENT INFORMATION

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

	Three Months Ended
	March 31,

	2001	2000

	(in thousands)

Revenues:

Land Drilling	$100,996	$50,044

Pressure Pumping	7,337	4,180

Other	57	49

	$108,390	$54,273

Selling, General and Administrative:

Land Drilling	$1,180	$782

Pressure Pumping	918	858

Other	—	—

	2,098	1,640

Corporate	1,107	1,141

	$3,205	$2,781

Operating Income:

Land Drilling(1)	$25,825	$2,446

Pressure Pumping(1)	1,637	180

Other(1)	34	23

	27,496	2,649

Corporate	(1,182)	(1,227)

Other Income	117	95

	$26,431	$1,517

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

6.	INDUSTRY SEGMENT INFORMATION (Continued)

	Three Months Ended
	March 31,

	2001	2000

	(in thousands)

Depreciation and Amortization:

Land Drilling	$7,505	$6,129

Pressure Pumping	387	404

Other	12	12

	7,904	6,545

Corporate	75	86

	$7,979	$6,631

Acquisitions of Property and Equipment:

Land Drilling	$23,421	$3,973

Pressure Pumping	1,734	254

Other	—	—

	25,155	4,227

Corporate	14	9

	$25,169	$4,236

	March 31,	December 31,
	2001	2000

Segment Assets:

Land Drilling	$341,821	$306,246

Pressure Pumping	18,264	16,114

Other	142	169

	360,227	322,529

Corporate	10,565	7,278

	$370,792	$329,807

(1)	Operating income is total operating revenues less operating expenses, depreciation and amortization and does not include general corporate expenses, interest income (expense), other income or income taxes.

UTI ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

6.	INDUSTRY SEGMENT INFORMATION (Continued)

The following tables set forth financial information with respect to UTI’s operations by geographic area:

	Three Months Ended
	March 31,

	2001	2000

	(in thousands)

Revenues:

United States	$98,064	$54,273

Canada	10,326	—

	$108,390	$54,273

	March 31,	December 31,
	2001	2000

Long-Term Assets:

United States	$253,466	$225,195

Canada	35,059	32,458

	$288,525	$257,653

Goodwill:

United States	$17,351	$17,733

Canada	—	—

	$17,351	$17,733

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      UTI Energy Corp. is a leading provider of onshore contract drilling services to companies that explore for and produce oil and natural gas. UTI operates one of the largest fleets of drilling rigs used to drill oil and natural gas wells on land in North America. As of April 17, 2001, UTI had a fleet of 150 land drilling rigs. A drilling rig includes the structure, power source and machinery necessary to allow a drill bit to penetrate rock to a depth desired by the customer. UTI’s drilling rigs operate in the oil and natural gas producing basins of:

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

      UTI operates principally in two business segments: drilling oil or natural gas wells on land and pressure pumping. Financial information and other disclosures relating to these business segments are provided in the Notes to Condensed Consolidated Financial Statements.

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

      On May 5, 2000, UTI acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million in cash. Phelps’ assets are located in the Canadian provinces of Alberta, British Columbia and Saskatchewan. The acquired assets consisted of fourteen land drilling rigs and other assets used in Phelps’ land drilling business. The acquisition allowed UTI to enter the Canadian market.

      UTI acquired an additional five land drilling rigs in the United States during 2000 through three separate transactions and an additional six land drilling rigs in the United States during 2001 through three separate transactions. The acquisitions provide UTI with additional capacity. In 2001, one of the acquired rigs and an existing rig were deployed to the Canadian market.

      UTI’s results for the three months ended March 31, 2001 reflect a strong improvement in market conditions in the North American land drilling markets resulting from an increase in demand for drilling services. Fleet utilization was 76% for the three months ended March 31, 2001 compared to 58% for the three months ended March 31, 2000.

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

      Under the terms of the merger agreement, both UTI and Patterson have agreed not to solicit competing offers, but the boards of directors of each company are free to consider and accept an unsolicited offer if, based on advice of counsel, it believes it must do so in the exercise of its fiduciary duty. In the event a party accepts an unsolicited offer, or the shareholders do not vote to approve the merger because of an unsolicited offer, the other party would be entitled to receive a breakup fee of $32.5 million plus reimbursement of expenses of up to $2.5 million. In the event the shareholders of one party do not vote to approve the merger and the other party is not in default and is ready, willing and able to perform its agreement, the party whose shareholders vote against the merger will be required to pay to the other party $2.5 million, plus up to an additional $2.5 million in expenses.

      The merger is subject to customary conditions to closing, including approval by the shareholders of both companies, as well as any necessary regulatory filings. The shareholder’s meetings are set for May 8, 2001. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

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

      The following table presents certain results of operations data for UTI and the average United States rig count as reported by Baker Hughes Inc.(1) for the periods indicated:

	Three Months
	Ended March 31,

	2001	2000

	(dollars in thousands)

Contract Drilling:

Revenues	$100,996	$50,044

Direct operating costs (excluding depreciation and amortization)	$66,486	$40,687

Selling, general and administrative	$1,180	$782

Depreciation and amortization	$7,505	$6,129

Operating days(2)	10,171	6,627

Average revenue per operating day	$9.93	$7.55

Average direct operating costs (excluding depreciation and amortization) per operating day	$6.54	$6.14

Average margin per operating day(3)	$3.39	$1.41

Average U.S. land rig count	966	636

Number of owned rigs at end of period	150	125

Average number of rigs owned during period	149	125

Average rigs operating	113	73

Rig utilization percentage(4)	76%	58%

Capital expenditures	$23,421	$3,973

Pressure Pumping:

Revenues	$7,337	$4,180

Direct operating costs (excluding depreciation and amortization)	$4,395	$2,738

Selling, general and administrative	$918	$858

Depreciation and amortization	$387	$404

Total jobs	968	653

Average revenue per job	$7.58	$6.40

Average direct operating costs (excluding depreciation and amortization) per job	$4.54	$4.19

Average margin per job(3)	$3.04	$2.21

Capital expenditures	$1,734	$254

	Three Months
	Ended March 31,

	2001	2000

	(dollars in thousands)

Other and Corporate:

Revenues	$57	$49

Direct operating costs (excluding depreciation and amortization)	$11	$14

Selling, general and administrative	$1,107	$1,141

Depreciation and amortization	$87	$98

Capital expenditures	$14	$9

(1)	Baker Hughes, Inc. is an international oilfield service and equipment company. For more than twenty years, it has conducted and published a weekly census of active drilling rigs. Its active rig count is generally regarded as an industry standard for measuring industry activity levels.

(2)	An operating day is defined as a day during which a rig is being operated, mobilized, assembled or dismantled while under contract.

(3)	Average margin represents average revenues minus average direct operating costs and excludes provisions for bad debts, other charges, depreciation and amortization and selling, general and administrative expenses.

(4)	Utilization rates are calculated by dividing the operating days by the total available days. Available days are calculated by multiplying rigs owned by the days in the period under review.

Comparison of Three Months Ended March 31, 2001 and 2000

      Revenues by business segment for the three months ended March 31, 2001 and 2000 are as follows:

	Three Months
	Ended March 31,
			%
	2001	2000	Increase

	(in thousands)

Revenues:

Land Drilling	$100,996	$50,044	101.8

Pressure Pumping	7,337	4,180	75.5

Other	57	49	16.3

	$108,390	$54,273	99.7

      Revenues increased for the three months ended March 31, 2001 from the three months ended March 31, 2000 as a result of improved market conditions. These improved market conditions resulted in:

•	higher utilization rates in land drilling, 76% for the three months ended March 31, 2001 compared to 58% for the same period in 2000
•	higher rates for land drilling services, average revenue per day of $9,900 for the quarter ended March 31, 2001 compared to $7,600 for the quarter ended March 31, 2000
•	higher rates for pressure pumping services, average revenue per job of $7,600 for the quarter ended March 31, 2001 compared to $6,400 for the quarter ended March 31, 2000

      The land drilling revenue increase is also attributable to revenue generated from recent acquisitions. Acquisitions completed since March 31, 2000 generated an additional $14.5 million of revenue in the three months ended March 31, 2001.

      Direct operating costs, excluding depreciation and amortization, by business segment for the three months ended March 31, 2001 and 2000 are as follows:

	Three Months
	Ended March 31,		%
			Increase
	2001	2000	(Decrease)

	(in thousands)

Direct Operating Costs (excluding depreciation and amortization):

Land Drilling	$66,486	$40,687	63.4

Pressure Pumping	4,395	2,738	60.5

Other	11	14	(21.4)

	$70,892	$43,439	63.2

      The percentage increase in direct operating costs (excluding depreciation and amortization) is lower than the percentage increase in revenues due to rates increasing more than costs as a result of improved market conditions.

      Selling, general and administrative expenses increased $.4 million during the three months ended
March 31, 2001 compared to the three months ended March 31, 2000. The increase is due to acquisitions consummated during 2000 and due to additional support services needed as a result of the increase in revenue generating activity. Selling, general and administrative expenses as a percent of revenue has decreased to 3.0% for the three months ended March 31, 2001 compared to 5.1% for the same period of 2000.

      Depreciation and amortization expense increased $1.3 million during the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to acquisitions consummated during 2001 and 2000.

      Interest expense decreased $.2 million during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. This decrease is attributable to $.4 million in capitalized interest in the quarter ended
March 31, 2001 compared to no capitalized interest in the same period of 2000. While outstanding debt increased, the effective interest rate declined. Average debt outstanding was $59.4 million during the quarter ended
March 31, 2001 compared to $32.2 million for the quarter ended March 31, 2000. The effective interest rate was 9.0% for the quarter ended March 31, 2001 compared to 15.0% for the quarter ended March 31, 2000.

      Income taxes increased $9.3 million during the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, primarily due to higher taxable income in 2001.

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

      Operations provided net cash of $29.1 million in the first three months of 2001 and $6.7 million in the first three months of 2000. UTI used these funds along with available cash balances on hand to fund capital expenditures and acquisitions. Capital expenditures, excluding acquisitions, were $25.2 million for the three months ended March 31, 2001 and $4.2 million for the three months ended March 31, 2000. In January 2001, UTI acquired six drilling rigs, through three separate transactions for approximately $15.7 million in cash.

      UTI’s working capital at March 31, 2001 was $12.6 million compared to $18.6 million at December 31, 2000. The decrease is attributable to UTI’s use of cash for long-term assets, primarily drilling rigs.

      At March 31, 2001, UTI had available borrowings of $30.3 million under its revolving credit facility compared to $39.3 million of available borrowings at December 31, 2000. The maximum borrowing amount under the revolving credit facility is $90.0 million. During 2001, UTI made additional borrowings under its revolving credit facility for acquisitions of drilling rigs.

      Long Term Debt Facilities

      As of March 31, 2001, UTI had outstanding debt of $64.0 million comprised of $59.7 million under the revolving credit facility and $4.3 million of notes associated with an acquisition completed in 1998.

      Revolving Credit Facility. On November 22, 1999, UTI entered into a $65.0 million revolving credit facility. The initial term of the facility is for four years with automatic annual renewals thereafter unless terminated by either party. An early termination fee applies if UTI terminates before the four year anniversary date. The maximum borrowings under this revolving credit facility was increased to $75.0 million in May of 2000 and was further increased to $90.0 million in October of 2000. UTI incurs a fee of .375% per annum on the unused facility amount. Under the revolving credit facility, UTI may use up to $10.0 million for letters of credit. The amount used for letters of credit decreases the borrowing base of the facility. At March 31, 2001, UTI has a $2.6 million standby letter of credit issued under the facility. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75%. The actual rate charged above LIBOR (1.75% at March 31, 2001) is based on UTI’s trailing twelve-month EBITDA. UTI’s assets secure the facility.

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

      Management believes that UTI’s strong liquidity position will allow it to react quickly to opportunities in the land drilling industry. These opportunities could include making strategic acquisitions.

Risks Associated with Forward-Looking Statements

      From time to time, UTI may make certain statements that contain “forward-looking” information. Forward-looking statements speak to the future. The following words and similar expressions are intended to identify forward-looking statements:

•	anticipate
•	believe
•	could
•	estimate
•	expect
•	intend
•	may
•	plan
•	predict
•	project
•	will

      Forward-looking statements may be made by management both orally or in writing. Written forward-looking statements may appear:

•	in press releases
•	as part of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report
•	in UTI’s other filings with the Securities and Exchange Commission

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      UTI’s exposure to market risk for changes in interest rate and it’s exposure to foreign exchange risk has not changed materially since December 31, 2000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Title or Description

None.

(b)	Reports on 8-K

To report a Merger Agreement, pursuant to Item 5 of Form 8-K, UTI filed a Form 8-K with the Securities and Exchange Commission dated February 5, 2001.

To report an Underwriting Agreement, pursuant to Item 5 of Form 8-K, UTI filed a Form 8-K with the Securities and Exchange Commission dated January 10, 2001.

To report Asset Purchase Agreements, pursuant to Item 5 of Form 8-K, UTI filed a Form 8-K with the Securities and Exchange Commission dated January 5, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, UTI has duly caused this report to be signed on its behalf by the undersigned, who have been duly authorized.

UTI ENERGY CORP.

Signature	Title	Date

/s/ John E. Vollmer III	Senior Vice President, Treasurer	April 18, 2001
and Chief Financial Officer
John E. Vollmer III	(Principal Financial Officer)

/s/ Bruce Sauers	Vice President and Corporate	April 18, 2001
Controller
Bruce Sauers	(Principal Accounting Officer)